Form 10QSB
period 2003-12-31
ANTICUS INTERNATIONAL CORP
filed 2004-02-13
CIK 1192494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                (Mark One)

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2003

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-101420

                        Anticus International Corporation
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                    NEVADA                             98-03755021
                    ------                             -----------
      State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization                Identification No.)


                1480 Oak Ridge Road, Kelowna B.C. Canada V1W 3A9
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (250) 765-0221



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the registrant's class of common stock as of February 9, 2004: 2,600,000

The Company recorded $nil revenue for the quarter ended December 31, 2003.

                           FORWARD-LOOKING STATEMENTS


THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.



                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----

                  Balance Sheets                                           3


                  Statements of Operations                                 4


                  Statement of Stockholder's Equity                        5


                  Statements of Cash Flows                                 6


                  Notes to the Financial Statements                       7-9

 ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS





                                             December 31, 2003    June 30, 2003
                                             -----------------    -------------
                                                (Unaudited)
ASSETS

Current Assets
   Cash                                       $          2,762    $       2,744
   Prepaid expenses                                         93               93
                                             -----------------    -------------
Total Assets                                  $          2,855    $       2,837
                                              ================    =============


LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                            $            400    $       2,900
  Advance payable to related party (NOTE 4)              5,000                0

                                             -----------------    -------------
Total Liabilities                                        5,400            2,900
                                             -----------------    -------------
Stockholders' Equity

  Authorized Common stock:
  75,000,000 shares with a par value of $0.001

  Issued and outstanding:
  2,600,000 common shares                                2,600            2,600
  Additional paid-in capital                            14,400           14,400
  Deficit accumulated during the
  development stage                                    (19,545)         (17,063)
                                             -----------------    -------------
     Total Stockholders' Equity                         (2,545)             (63)
                                             -----------------    -------------
Total Liabilities and Stockholders' Equity    $          2,855    $       2,837
                                              ================    =============




The accompanying notes are an integral part of these financial statements

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)



                                                                                               Cumulative amounts
                                                 Three month period       Six month period       from Date of
                                                 ended December 31        ended December 31    Incorporation on
                                                 2003        2002        2003          2002    December 31, 2003
                                              ----------  ----------  ----------  ---------    -----------------
Operating Expenses
  Bank charges                                $        9  $      102  $       47  $      115    $       233
  Office and administration                           75          17         700          17          2,042
  Organizational costs                                 0           0           0           0          1,000
  Professional fees                                  535       5,000       1,735       5,000         15,970
  Website development                                  0         300           0         300            300
                                               ---------     -------     -------     -------     ----------

Loss Before Other Expenses                           619       5,419       2,482       5,432         19,545
                                               ---------     -------     -------     -------     ----------

Net Loss for Period                                  619       5,419       2,482       5,432         19,545
                                               ---------     -------     -------     -------     ----------

Basic and Diluted Loss per Common Share       $   (0.01)  $    (0.01)  $   (0.01)  $   (0.01)
                                               ========    =========    ========    ========

Weighted average number of common shares
 outstanding                                   2,600,000   2,600,000   2,600,000   2,478,261












The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)


                                                                         Deficit
                                                                       Accumulated
                                       Common Stock       Additional    During the        Total
                                    Shares     Amount       Paid-in    Development    Stockholders'
                                                            Capital       Stage           Equity
                                  ---------    -------   -----------   ------------   -------------
Inception, May 1, 2002
Shares issued for cash at $0.001  1,000,000    $ 1,000   $         0   $         0    $      1,000

Net loss for the period                   0          0             0        (1,013)         (1,013)
                                  ---------    -------   -----------   ------------   -------------

Balance, June 30, 2002            1,000,000      1,000             0        (1,013)            (13)

July 15, 2002
Shares issued for cash at $0.01   1,600,000      1,600        14,400             0          16,000

Net loss for the year                     0          0             0       (16,050)        (16,050)
                                  ---------    -------   -----------   ------------   -------------

Balance June 30, 2003             2,600,000    $ 2,600   $    14,400   $   (17,063)   $        (63)

Net loss for the period                   0          0             0        (2,482)         (2,482)
                                  ---------    -------   -----------   ------------   -------------

Balance, December 31, 2003        2,600,000    $ 2,600   $    14,400   $   (19,545)   $     (2,545)
                                  =========    =======   ===========   ===========    ============













The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                                       Cumulative amounts
                                                                                          from Date of
                                             Three month period   Six month period      Incorporation on
                                              ended December 31   ended December 31      May 1, 2002 to
                                              2003       2002      2003       2002      December 31, 2003
                                             -------   --------   -------   -------     -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES
Net Loss for the Period                      $  (619)  $ (5,419)  $(2,482)  $(5,432)    $     (19,545)
Adjustments to reconcile net loss to net
 cash used in operating activities
  Increase (decrease) in prepaid expenses          0        (93)        0       (93)              (93)
  Increase (decrease) in accounts payable     (1,200)         0    (2,500)        0               400
                                             -------   --------   -------   -------     -------------

NET CASH USED IN OPERATING
ACTIVITY                                      (1,819)    (5,512)   (4,982)   (5,525)          (19,238)
                                             -------   --------   -------   -------     -------------


CASH FLOWS FROM FINANCING ACTIVITES
  Proceeds from issuance of common stock           0          0         0    16,000            17,000
  Advance payable to related party                 0        (50)    5,000       (50)            5,000
                                             -------   --------   -------   -------     -------------

NET CASH PROVIDED BY FINANCING
ACTIVITIES                                         0        (50)    5,000    15,950            22,000
                                             -------   --------   -------   -------     -------------


NET INCREASE IN CASH                          (1,819)    (5,562)       18    10,425             2,762

CASH AT BEGINNING OF PERIOD                    4,581     16,024     2,744        37                 0
                                             -------   --------   -------   -------     -------------

CASH AT END OF PERIOD                        $ 2,762   $ 10,462   $ 2,762   $10,462     $       2,762
                                             =======   ========   =======   =======     =============


SUPPLEMENTAL DISCLOSURE WITH
RESPECT TO CASH FLOWS
  Cash paid for income taxes                 $     0   $      0   $     0   $     0     $           0
  Cash paid for interest                     $     0   $      0   $     0   $     0     $           0






The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2003
(UNAUDITED)


1.   BASIS OF PRESENTATION

     The unaudited interim financial statements as at December 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2003 audited financial statements and notes thereto.

2.   NATURE OF OPERATIONS

a)   Organization

     The  Company was  incorporated  in the State of Nevada,  U.S.A.,  on May 1,
     2002.

b)   Development Stage Activities

     The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the development of specialized educational programs for the food services industry. The Company will provide job-related training programs for both entry-level employees and also employees of small to medium sized food services establishments.

c)   Going Concern

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

     As shown in the accompanying financial statements, the Company has incurred a net loss of $19,545 for the period from inception, May 1, 2002, to December 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its specialty educational services. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2003
(Unaudited)


3.   SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)  Organizational and Start Up Costs

     Costs of start up activities, including organizational costs, are expensed as incurred.

b)   Development Stage Company

     The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

c)   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

d)   Foreign Currency Translation

     The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

     i)   monetary  items at the rate  prevailing at the balance sheet date;

     ii)  non-monetary items at the historical exchange rate;

     iii) revenue and expense at the average rate in effect during the applicable accounting period.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2003
(Unaudited)


3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)   Income Taxes

     The Company has adopted Statement of Financial Accounting Standards No. 109
     - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

f)   Basic and Diluted Loss per Share

     In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.   ADVANCE PAYABLE TO RELATED PARTY

     The advance is payable to the President and a Director of the Company. It is payable on demand, does not bear any interest, and is unsecured.

Item 2.   Management's Plan of Operation


Anticus International Corporation was incorporated under the laws of the state of Nevada on May 1, 2002. The Company's fiscal year end is June 30.

On December 18, 2003 our Form SB-2 registration statement was declared effective, enabling a registered offering of a maximum of 750,000 shares at a price of $0.10 per share. As of the date hereof, we have not accepted any subscriptions under the offering. At present, our common shares are not posted for trading or listed on any exchange.

We currently have no revenue from operations, we are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations.

We are in the process of establishing ourselves as a specialty educational service for the food and beverage/restaurant industry. We intend to provide job-related training for both entry-level employees and also employees of small to medium sized food service establishments. We believe there is a need to train restaurant staff to reach a standard of excellence that will result in increased profit for the restaurant owner, increased income for the staff and increased customer satisfaction. In addition, we intend to provide a pool of available trained prospective employees for placement agencies.

Typically,  a  restaurant  employee is  considered  a  transitional  occupation.
Through our educational service we intend to show workers and prospective workers in the food and beverage/restaurant industry the value of making this a career position. Each server is a representative of the restaurant and in that capacity must learn to satisfy the objectives of the owner. He is also the liaison between the consumer and the kitchen staff. Additionally, he is self-employed to the extent that he needs to master the art of giving the customer satisfaction in order to maximize the gratuity by virtue of his ability to indulge each customer individually through attentive enthusiasm and efficient service. An accomplished server is able to find suitable and gainful employment almost anywhere in the world.

We will earn our revenue by charging a fee for individuals to complete our training course. Our largest market is going to be those people desiring to gain employment in the food and beverage/restaurant industry for the first time. Our instruction will include practical information preparing them to excel in their future positions. Further, we anticipate that our instruction will also be useful for current employees of small to medium sized food establishments. Often the owners of such businesses do not have the personal resources to offer constructive information in order to improve their employees' competence level. Our instruction will assist employees in improving the efficiency of basic daily work habits and to motivate them to develop a positive mental attitude and commitment to patrons. In turn, we will bill the business owner for our service.

Our intensive two-week training will involve 42 hours of classroom instruction for groups of 15 - 30 students. It will include discussion groups and hands-on use of software, followed by 18 hours of work experience. The instruction time will address the needs and requirements of each of the interested parties. The interested parties are: the restaurant owner; the customer; and the staff who are serving the customer. The specific curriculum will be developed as funds become available.

Classroom instruction will be held at local post secondary junior colleges. In Canada, education falls under the jurisdiction of the provincial government. Continuing adult education is part of the mandate of community colleges in Western Canada. Preliminary research indicates we can be co-sponsored by the colleges. For a fee they will facilitate our classes by: including our information in their advertising; accepting tuition fees including those paid with Visa or MasterCard; and booking our classes through their administrative offices. Classroom space can be arranged on an `as needed' and `as available' basis at nominal costs, depending on the amount of equipment required for our instruction. In general, educational institutions are pleased to work with companies offering `hands on' training to their students.

We will use a direct market approach to capture revenue through training fees. We intend to begin with a small number of students that will be drawn from both the local high schools and junior colleges. This will be accomplished by placing information articles and advertising in the student magazines as well as meeting with student councilors and student employment agencies. The student/job-seeker will be invited to enroll for training at prescribed fees.

As soon as funds are available from this offering, we intend to design and build our website. The website will provide basic information and facts about the services we are offering. It will provide us with exposure to the general marketplace within our target market area. The website will have the facility for prospective students to contact us with questions and inquiries, and will eventually allow for on-line course registration.

Our directors intend to develop the entire course of studies for our students, and conduct the training sessions for at least the first year. Our directors have both extensive industry-related experience as well as access to numerous educational materials. Since the education system in Western Canada is highly developed, supplies and visual aids are readily available for our use.

We currently do not have the $75,000 needed to develop our web site, develop our instructional material, or market our service. Nor do we have a source to supply the necessary funding if we are unsuccessful in raising the capital through this offering. We believe it will take another two to three months to raise capital for completion of the development of the business.

Our planned 12 month expenditures to be funded from our planned registered offering are as follows:

         EXPENSES
         --------
         CURRICULUM DEVELOPMENT               $15,000
         EDUCATIONAL AND TRAINING MATERIAL      9,000
         TRAINING EXPENSE                       4,000
         WEBSITE DEVELOPMENT                    5,000
         WEBSITE HOSTING AND TELECOM            3,000
         MARKETING AND PROMOTIONAL EXPENSES    10,000
         TRAVEL AND ACCOMMODATIONS              8,000
         LEGAL AND ACCOUNTING FEES              6,000
         CONSULTING AND PROFESSIONAL FEES       6,000
         FURNITURE AND EQUIPMENT                5,000
         MISCELLANEOUS ADMINISTRATIVE COSTS     4,000
                                              -------
           TOTAL                              $75,000

During the first year of operations, we will concentrate our efforts exclusively on building our client base in the numerous cities within the Provinces of Alberta and British Columbia. As we gain experience, and develop sufficient revenues from sales, we may consider expanding our business within the region and possibly to other locations within Canada. At present we have no plans to expand outside Canada.

As soon as the funds are available, we will begin to further develop our curriculum. We plan to hold our first class session within the next quarter. It will be a focus group to confirm that our course of studies is appropriate for the requirements of our students. This initial session will provide us with revenue from operations to cover our anticipated cost of $2,000. Using the first session as a model, we will refine the emphasis of each aspect of our training program over the following month.

The second session will be held within six months with an estimated cost of $1,500. It is our intention to hold two student sessions every month thereafter at an estimated cost of $800 per session. We will utilize the time between the 60-hour instruction periods to market our service, plan future sessions, and perfect our curriculum. The amount spent on these activities will be directly related to the funds available, both from this offering as well as revenue earned from completed sessions. We will also use this time to liaison with restaurateurs, community colleges, community leagues, high schools, and government agencies and design and develop our website.

In order to continue with our existing business plan, we require additional equity or debt funding immediately. We currently experience a working capital deficiency of $2,545. There can be no assurance we will be successful in obtaining additional financing on favorable terms, if at all. We have limited funds to maintain our own ongoing expenses. Without an infusion of new capital, specifically the completion of our planned registered offering on a timely basis, we will not be able to maintain current operations beyond the next quarter.

Management's Discussion and Analysis

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our SB-2 Registration Statement, Amendment 6, filed on December 4, 2003.

At December 31, 2003, we had a working capital deficiency of $2,545, compared to a working capital deficiency of $63 at June 30, 2003.

At December 31, 2003, our total assets consisted of $2,762 of cash and $93 of prepaid expenses. This compares with total assets at June 30, 2003 of $2,837, which was comprised of $2,744 of cash and $93 of prepaid expenses.

At December 31, 2003, our total current liabilities increased to $5,400 from $2,900 at June 30, 2003. $5,000 resulted from an advance from our President & CEO for operations and $400 (June 30, 2003 - $2,900) was for accounts payable. The advance is due on demand, is unsecured and does not bear interest.

We have not had revenues from inception. Although there may be insufficient capital to execute our business plan, we expect to survive with funding from sales of securities and, as necessary or from shareholder loans.

We do not anticipate making any major purchases of capital assets in the next 12 months, or conducting any research and development directly. We do not plan on hiring additional employees in the next 12 months.

Results of Operations

Our company posted losses of $2,482 for the six months ended December 31, 2003, compared with the losses of $5,432 for the comparable period in 2002. From inception to December 31, 2003 we incurred losses of $19,545. The principal component of losses for the six month period ended December 31, 2003 was professional fees of $1,735 (2002 - $5,000), administrative expenses of $747 (2002 - $132).
During the comparable period, we also incurred $300 for initial website development.


ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive office and principal officer, as appropriate to allow timely decisions regarding required disclosure.


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None.


Item 2.      Changes in Securities and Use of Proceeds

On December 18, 2003 our SB-2 Registration Statement became effective, enabling us to offer up to 750,000 shares of common stock of our company at a price of $0.10 per share. We have not yet accepted any subscriptions under the offering, nor have we received any proceeds from the sale of our stock. If we are successful in placing the entire offering, and there is no assurance that we will be successful, our company will then have 3,350,000 shares outstanding, of which 2,600,000 are presently held by our Directors.


Item 3.     Defaults Upon Senior Securities

None.


Item 4.     Submission of Matters to a Vote of Security Holders

None.


Item 5.     Other Information

None.


Item  6.      Exhibits and Reports on Form 8-K.

 (a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

   Exhibit
   Number                          Description
   -------                         -----------
    31.1    Certification of CEO pursuant to 18 U.S.C. ss. 1350, Section 302
    31.2    Certification of CFO pursuant to 18 U.S.C. ss. 1350, Section 302
    32.1    Certification of CEO pursuant to 18 U.S.C. ss. 1350, Section 906
    32.2    Certification of CFO pursuant to 18 U.S.C. ss. 1350, Section 906


 (b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of February, 2004.
                                            ANTICUS INTERNATIONAL CORPORATION


Date: February 13, 2004
                                              By: /s/Denis Galbraith
                                                  ------------------
                                                  Denis Galbraith
                                                  President/CEO

                                              By: /s/Tracy Holman
                                                  ---------------
                                                  Tracy Holman
                                                  Chief Financial Officer