Form 10QSB
period 2004-03-31
ANTICUS INTERNATIONAL CORP
filed 2004-05-17
CIK 1192494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

[__]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                 to

Commission File Number

333-101420

ANTICUS INTERNATIONAL CORPORATION

(Exact name of small Business Issuer as specified in its charter)

NEVADA

98-0375504

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

1480 Oak Ridge Road, Kelowna, B.C. Canada

V1W 3A9

(Address of principal executive offices)

(Zip Code)

Issuer’s telephone number, including area code:

(250) 765-0221

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [__] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,650,000 shares of $0.001 par value Common Stock outstanding as of May 13, 2004.

Transitional Small Business Disclosure Format (check one): Yes  [   ]   No  [ X ]

#

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

                                                                                                         Page Number

Interim Balance Sheets

2

Interim Statements of Operations

……….

3

Interim Statement of Stockholder’s Equity

4

Interim Statements of Cash Flows

5

Notes to the Financial Statements

6-7

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INTERIM BALANCE SHEETS

(UNAUDITED – PREPARED BY MANAGEMENT)

(Stated in U.S. Dollars)

	March 31, 2004	June 30, 2003 (Audited)
	----------------------	-----------------------
ASSETS

Current Assets
Cash Prepaid expenses	$6,243 93	$2,744 93
	----------------------	-----------------------
Total Assets	$6,336	$2,837
	============	=============

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$5,302	$2,900
Advance payable to related party	5,000	0

	----------------------	-----------------------
Total Liabilities	10,302	2,900
	----------------------	-----------------------
Stockholders’ Equity
Authorized Common stock:
75,000,000 shares with a par value of $0.001
Issued and outstanding:
2,650,000 common shares	2,650	2,600
Additional paid-in capital	19,350	14,400
Deficit accumulated during the
development stage	(25,966)	(17,063)
	----------------------	-----------------------
Total Stockholders’ Equity	(3,966)	(63)
	----------------------	-----------------------
Total Liabilities and Stockholders’ Equity	$6,336	$2,837
	============	=============

The accompanying notes are an integral an integral part of these financial statements

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF OPERATIONS

(UNAUDITED – PREPARED BY MANAGEMENT)

(Stated in U.S. Dollars)

	Three month period ended March 31		Nine month period ended March 31		Cumulative amounts from Date of Incorporation on
					May 1, 2002 to
	2004	2003	2004	2003	March 31, 2004
	-------------	-----------	--------------	---------------	----------------------
Operating Expenses
Bank charges	$38	$20	$85	$135	$271
Consulting	5,000	0	5,000	0	5,000
Office and administration	492	39	1,192	56	2,534
Organizational costs	0	0	0	0	1,000
Professional fees	891	1,735	2,626	6,735	16,861
Website development	0	0	0	300	300
	---------	-------	-------	-------	----------

Loss Before Other Expenses	6,421	1,794	8,903	7,626	25,966
	-------	-------	-------	-------	---------

Net Loss for Period	6,421	1,794	8,903	7,626	25,966
	-------	-------	-------	-------	---------

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
	=====	=====	=====	=====

Weighted average number of common shares outstanding	2,600,549	2,600,000	2,600,182	2,518,248

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED – PREPARED BY MANAGEMENT)

(Stated in U.S. Dollars)

	Common Stock			Deficit
				Accumulated
			Additional	During the	Total
	Shares	Amount	Paid-in	Development	Stockholders’
			Capital	Stage	Equity
	-------------	-------------	--------------	--------------------	--------------
Inception, May 1, 2002 Shares issued for cash at $0.001	1,000,000	$1,000	$0	$0	$1,000

Net loss for the period	0	0	0	(1,013)	(1,013)
	--------------	---------	----------	------------	-----------

Balance, June 30, 2002	1,000,000	1,000	0	(1,013)	(13)

July 15, 2002 Shares issued for cash at $0.01	1,600,000	1,600	14,400	0	16,000

Net loss for the year	0	0	0	(16,050)	(16,050)
	-------------	-------	---------	------------	-----------

Balance June 30, 2003	2,600,000	$2,600	$14,400	$(17,063)	$(63)

March 31, 2004
Shares issued for cash at $0.10	50,000	50	4,950	0	5,000

Net loss for the period	0	0	0	(8,903)	(8,903)
	--------------	-------	---------	------------	-----------

Balance, March 31, 2004	2,650,000	$2,650	$19,350	$(25,966)	$(3,966)
	========	=====	======	=======	=====

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF CASH FLOWS

(UNAUDITED – PREPARED BY MANAGEMENT)

(Stated in U.S. Dollars)

	Three month period ended March 31		Nine month period ended March 31		Cumulative amounts from Date of Incorporation on
					May 1, 2002 to
	2004	2003	2004	2003	March 31, 2004
	-------------	-----------	--------------	---------------	----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the Period	$(6,421)	$(1,794)	$(8,903)	$(7,226)	$(25,966)
Adjustments to reconcile net loss to net cash used in operating activities
Decrease (increase) in prepaid expenses	0	0	0	(93)	(93)
Increase (decrease) in accounts payable	4,902	400	2,402	400	5,302
	---------	-------	-------	-------	----------

NET CASH USED IN OPERATING ACTIVITY	(1,519)	(1,394)	(6,501)	(6,919)	(20,757)
	-------	-------	-------	-------	---------

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of common stock	5,000	0	5,000	16,000	22,000
Advance payable to related party	0	0	5,000	(50)	5,000
	-------	-------	-------	-------	---------
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000	0	10,000	15,950	27,000
	-------	-------	-------	--------	---------

NET INCREASE IN CASH	3,481	(1,394)	3,499	9,031	6,243

CASH AT BEGINNING OF PERIOD	2,762	10,462	2,744	37	0
	-------	-------	-------	-------	---------

CASH AT END OF PERIOD	$6,243	$9,068	$6,243	$9,068	$6,243
	=====	=====	=====	=====	=====

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
Cash paid for income taxes	$0	$0	$0	$0	$0
Cash paid for interest	$0	$0	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2004

(UNAUDITED – PREPARED BY MANAGEMENT)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company’s audited June 30, 2003 annual financial statements.  It is suggested that these interim financial statements be read in conjunction with the Company’s June 30, 2003 audited financial statements.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $25,966 for the period from inception, May 1, 2002, to March 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its specialty educational services. Management has plans to seek additional capital through a public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

1.

SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. The application of Canadian generally accepted accounting principles to these financial statements would not result in material measurement or disclosure differences. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarised below:

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited – Prepared by Management)

(Stated in U.S. Dollars)

1.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

a)

Organizational and Start Up Costs

Costs of start up activities, including organizational costs, are expensed as incurred.

b)

Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

d)

   Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.  Transactions in foreign currency are translated into U.S. dollars as follows:

i)

monetary items at the rate prevailing at the balance sheet date;

ii)

non-monetary items at the historical exchange rate;

iii)

 revenue and expense at the average rate in effect during the applicable accounting period.

e)

   Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109).  This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

f)

   Basic and Diluted Loss per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At March 31, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.

SUBSEQUENT EVENT

On April 16, 2004, the Company filed an offering memorandum with the British Columbia and Alberta Securities Commissions for the issue and sale of 750,000 common shares at a price of $0.10 per share to qualified subscribers.  The Company does not intend to pay any finder’s fees to sellers or agents under this offering.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

Anticus is a development stage company with no operations, no revenue, no financial backing and few assets.  Our plan of operations is to establishing ourselves as a specialty educational service for the food and beverage/restaurant industry.  We intend to provide training that is job-related for both entry-level employees as well as employees of small to medium sized food service businesses who wish to improve their skills and performance.

We intend to design and build our website as soon as sufficient funds are available from the offering of 750,000 shares of our common stock at $0.10 per share under our SB-2 Registration Statement that we commenced on April 16, 2004.  A decision has been made regarding a domain name and registration of our website domain name, www.anticusinc.com, has been implemented. The preliminary design work of our website has begun and we intend to have an information page available on the internet shortly.

The website will provide basic information and facts about the services we are offering.  It will provide us with exposure to the general marketplace.  The website will have the facility for prospective customers to contact us with questions and inquiries.

Web server space will be contracted from a local internet service provider (ISP), which has recently been chosen. We will be required to purchase a computer during the first year of operations.

During the first stages of Anticus’ growth the officers and directors will provide all the labor required to develop the curriculum and lead the training sessions - at no charge. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible for these duties for at least the first year of operations. Additionally we have confirmed the availability of suitable classroom space for lease on a weekly basis in various junior colleges in Western Canada.  We anticipate completion of the offering of 750,000 shares described above by May 15, 2004.

Our marketing strategy will be to offer local businesses and entry-level employees with short-term, intensive training in the food and beverage/restaurant services industry.

How long Anticus will be able to satisfy its cash requirements, and whether we will require additional outside funding in the next twelve months depends on how quickly our company can generate tuition revenue and how much revenue can be generated.  We anticipate completion of the offering of 750,000 shares described above by May 15, 2004.  Upon such completion, management is of the opinion that no further funds need be required for the operation of our business for the next twelve month period.

We are confident we can meet our financial obligations and pursue our plan of operations upon completion of the offering.

Our directors and officers have undertaken considerable research to date establishing the basis of our development of training programs specifically designed for servers. An outline that will be the basis for the content of the curriculum has been developed.

Anticus’ present concern is not only student response and input as well as curriculum material development at this stage, but also effective delivery of this material.  These delivery systems, whether they be printed matter, audio-visual presentation, interactive computer teaching programs, or television teaching systems, all have a cost of implementation that management wishes to address, both from its profit perspective as well as student acceptance and information delivery.  Anticus through its initial sessions will be able to determine the maximum form of information delivery and consequently avoid spending large sums on delivery systems that are ineffective.

Anticus feels that through interaction with students, the educational community and the food and beverage/restaurant industry through its initial sessions, it will receive real-time feedback which will allow it to maximize the effectiveness of its course material during its development stage.

We have no plans to undertake product research and development during the next twelve month period.  There are also no plans or expectations to purchase or sell any significant equipment in the first year of operations.  Management also has no intention of hiring any employees during the next twelve months.

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

ITEM 3.

CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Denis Galbraith, and our Chief Financial Officer, Ms. Tracy Holman.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.  There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended March 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II--OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

We have not sold any securities during the quarter ended March 31, 2004.

Our registration statement on Form SB-2 for 750,000 shares of our common stock was declared effective on December 18, 2003.  We commenced offering these securities in the Provinces of British Columbia and Alberta on April 16, 2004.  As of May 10, 2004, we have not accepted any subscriptions for such securities and thus do not have any use of proceeds to report.  We anticipate that we will however complete the offering shortly after the filing of this report and will report out use of proceeds in our next periodic report under the section 13(a) or 15(d) of the Securities and Exchange Act of 1934.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2004.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(1)

Exhibits

Number	Description
3.1.1	Articles of Incorporation.	(1)
3.1.2	Amendment to Articles of Incorporation	(1)
3.2	Bylaws.	(1)
10.1	Form of Stock Subscription Agreement	(1)
31.1	Rule 13a-14(a) Certification of Registrant’s Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a) Certification of Registrant’s Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Registrant’s Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Registrant’s Chief Financial Officer	Filed herewith

(1) Incorporated by reference to the Exhibits filed with the Registrant’s Registration Statement on Form SB-2 on November 22, 2002.

(b) Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2004, and we have not filed any Current Reports on Form 8-K since March 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

ANTICUS INTERNATIONAL CORPORATION

Date: May 13, 2004

By: /s/ DENIS GALBRAITH

Name:  DENIS GALBRAITH

Title:

PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR