Form 10KSB
period 2004-06-30
ANTICUS INTERNATIONAL CORP
filed 2004-10-13
CIK 1192494

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ]

Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended June 30, 2004

[    ]

Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 333-101420

ANTICUS INTERNATIONAL CORPORATION

(Name of small business issuer in its charter)

NEVADA	98-0375504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1480 Oak Ridge Road, Kelowna, B.C. Canada	V1W 3A9
(Address of principal executive offices)	(Zip Code)

250 765-0221
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:  NONE.

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  [ X ]   No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer's revenues for its most recent fiscal year  - Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $1,125,000. based on the last sales price of our common stock of $0.50 per share on October 1, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  10,050,000  shares of Common Stock as of October 12, 2004.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

Business Development

Anticus International Corporation (the “Corporation”, “we”, “us”, “our” or “Anticus”) was incorporated on May 1, 2002 under the laws of the State of Nevada.

Since incorporation we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.  Anticus International Corporation has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

The Corporation has been in the development stage since its formation and has not yet realized any revenues from its planned operations.  It is primarily engaged in the development of specialized educational programs for the food services industry.  The Corporation intends to provide job-related training programs for both entry-level employees and also employees of small to medium sized food service establishments.

We filed a registration statement on Form SB-2 which was declared effective on December 18, 2003.  During May 2004, we raised a total $75,000 which allowed for the commencement of operations.  We have completed our web-site development and the web-site can be found at www.anticus.info.  We are currently working on the development of our curriculum and our marketing and promotional materials to allow us to proceed with our business plan to offer training programs.

On September 16, 2004, we effected a forward split of our common shares on the basis of three shares for every one share.

.

We reported net losses of $38,587  for the fiscal year ended June 30, 2004 and $17,250 for the period ended June 30, 2003.  We have yet to earn any revenues. We will need additional working capital to be successful in our planned business activity and to complete our plan of operations for the coming year.  Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to accomplish our objectives.  Accordingly, there is substantial doubt as to our ability to continue as a going concern.  Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended June 30, 2004.

Business of the Issuer

Principal Products or Services

Anticus’s corporate mandate is to establish itself as a provider of specialty educational services for the food and beverage/restaurant industry by providing job-related training for both entry level employees and also employees of small to medium sized food service establishments.  In addition, we intend to provide a pool of available trained prospective employees for placement agencies.

During May 2004, we completed a financing for $75,000 to allow us to commence operations.  The funds have been expended for web-site development, course materials, office equipment and marketing materials all of which are presently under development to allow the Corporation to commence its business operations. Our web-site is operational, although we may make changes as our course curriculum and marketing materials are finalized.

Anticus believes that there is a need for general training and instruction available to inexperienced individuals who wish to enter the food service industry.  We intend to offer our training to small to medium establishments where such training programs are not provided in-house.

We will earn our revenue by charging a fee for individuals to complete our training course.  Our largest market is going to be those people desiring to gain employment in the food and beverage/restaurant industry for the first time.  Our instruction will include practical information preparing them to excel in their future positions.

Further, we anticipate that our instruction will also be useful for current employees of small to medium sized food establishments.  Often the owners of such businesses do not have the personal resources to offer constructive information in order to improve their employees’ competence level.  Our instruction will assist employees in improving the efficiency of basic daily work habits and to motivate them to develop a positive mental attitude and commitment to patrons.  In turn, we will bill the business owner for our service.

In addition, our graduating students will provide a pool of available trained prospective employees for restaurants that require pre-trained staff.  We do not consider ourselves a personnel placement agency, and will not charge a fee when we are able to match a trained individual to available job positions.

Our instruction will include a basic understanding of the restaurant business and the objectives of the restaurateur.  We expect to help servers improve to their skills and to maximize their earning potential through self-development instruction and appropriate goal setting.  Servers that excel in their position are intuitive and perceptive, responding appropriately to the needs and desires of their customers and employers.

Efficient time management will increase productivity and will improve customer satisfaction.  Our students will become conversant with standard restaurant software and awareness of safe handling and food preparation.

Our intensive two-week training will involve 42 hours of classroom instruction for groups of 15 – 30 students.   It will include discussion groups and hands-on use of software, followed by 18 hours of work experience.  The instruction time will address the needs and requirements of each of the interested parties.  The interested parties are: the restaurant owner; the customer; and the staff who are serving the customer.  The specific curriculum will be developed as funds become available.

Classroom instruction will begin by familiarizing the students will industry-specific terminology.  It is important they learn the ingredients required to prepare common menu items.  The skill of taking orders confidently and without errors must also be learned.

An appetizing meal begins with appearance, so the visual presentation of food and beverages adds to the gratifying experience of the diner.  Even the general appearance of the room, seating arrangement, and table surfaces are important.  In our classroom training, we will include tasteful food presentation, preparation of visually pleasing salads, piquant deserts, as well as artistic table displays.

Inexperienced or careless storage and handling of food may result in discomfort to patrons or, in severe cases, food poisoning.  Instruction in safe food preparation, cleaning of dishes, utensils, tables, seats and benches, working surfaces and storage areas, as well as personal hygiene, styling of hair and appropriate personal appearance will be included.

Every eatery has as basic philosophy and atmosphere.  For example, a fast food restaurant encourages patrons to eat quickly and leave without lingering.  Music, lighting, noise levels and serving practices are intended to complement this philosophy.  Emphasis is on expediting the orders.  At the opposite end of the spectrum is a dining experience intended to provide a calm, relaxed atmosphere.  In this situation, patrons want to have an attentive server who will cater to their whims, allowing them to feel special.  Part of our studies will help each student to differentiate these philosophies and to be sensitive to the related needs and goals of each employer.

The food and beverage/restaurant industry can be tiring and physically demanding.  Effective use of time and movement can spare the worker unnecessary fatigue.  There is a fine balance between multi-tasking and appearing frazzled and disorganized.  Our classroom instruction will aim to teach students how to expend their energy efficiently.

The world of technology has impacted the food and beverage/restaurant industry.  Many businesses are equipped with computers and software designed to efficiently handle orders, effectively communicate between the server and kitchen staff, and control pilferage.  It is important workers be comfortable with current technology and the computer software without hesitation or intimidation.  Our instruction will include hands-on experience with sample restaurant point of sale software.  We intend to choose two software programs.  Preliminary investigations suggest we will choose from such programs as The Sixth Sense Café, The Wireless Waitress or SQUiRREL Systems.

However, probably the most important aspect of our training will be in developing positive mental attitudes and commitment.  Effective inter-personal skills will reap personal job satisfaction as well as financial gratification through increased tips.  The art of maintaining a cheerful attitude regardless of circumstances can be acquired and perfected with practice.

Classroom instruction will be held at local post secondary junior colleges.  In Canada, education falls under the jurisdiction of the provincial government.  Continuing adult education is part of the mandate of community colleges in Western Canada.  Preliminary research indicates we can be co-sponsored by the colleges.  For a fee they will facilitate our classes by: including our information in their advertising; accepting tuition fees including those paid with Visa or MasterCard; and booking our classes through their administrative offices.  Classroom space can be arranged on an ‘as needed’ and ‘as available’ basis at nominal costs, depending on the amount of equipment required for our instruction.  In general, educational institutions are pleased to work with companies offering ‘hands on’ training to their students.

The 18 hours of work experience will be achieved through the placement of the students directly into restaurants whose owners have agreed to provide a real working environment.  The students will be supervised closely and assessed as to their proficiency.  We have not yet entered into any discussions with restauranteurs in order to have them participate in this work experience.  It is intended that initial students will be placed at the restaurant owned by Anticus’ President, Mr. Galbraith.

The Corporation also intends to grow its business by seeking out additional technology opportunities that will assist in offering our target market better tools to undertake their jobs and will provide the Corporation with technology advances in teaching or training to allow it to offer better and more comprehensive services to its customers.  It is the intention of the Corporation   to seek potential acquisitions which may be acquired with shares of the Corporation.  The Corporation intends to pursue only those target companies that will add value to the overall operation of the Corporation.  The Corporation has identified a possible teaching software opportunity that it intends to pursue to see if it can gain a license for the technology. The Corporation has expended no funds to date on this or any target.

The Market

We will use a direct market approach.  We intend to begin with a small number of students that will be drawn from both the local high schools and junior colleges.  This will be accomplished by placing information articles and advertising in the student magazines as well as meeting with student councilors and student employment agencies.  The student/job-seeker will be invited to enroll for training at prescribed fees.  Our marketing materials are presently under development.

Our  website is being designed to  provide basic information and facts about the services we are offering. Our website is presently operational with development ongoing.   It will provide us with exposure to the general marketplace within our target market area.  The website has the facility for prospective students to contact us with questions and inquiries, and will eventually allow for on-line course registration.

Further, as Anticus gains some measure of success, we hope to be able to assist our students in finding suitable employment, either through our own database or through strategic alliances with employment placement agencies.  We also believe that many small independent food establishments would benefit from using our services to improve the effectiveness of their current staff.  As a result of practical training, student resumes will be able to reflect work related experience.

Competition and Competitive Strategy

We intend to specialize by catering to small establishments with no facilities or management resources to improve the caliber of their servers.  Presently we are aware of very little, if any, general training and instruction available to inexperienced individuals who wish to enter the food service industry.  Since the majority of franchise eateries and large restaurant chains have their own intensive training programs, the need for industry-specific training is clear. Therefore, we believe that our competition is limited to franchise eateries and large restaurant chains that have their own intensive training programs.  However, our research regarding this matter is incomplete and therefore our conclusions could be inaccurate.  If we are successful with presently our educational material, then we may face competition from other educational institutions that would offer similar courses based on our model.  Many of these educational institutions have greater resources than Anticus and as such would be able to compete against Anticus.  In such as case, we may not be able to survive in the educational marketplace against such competition.

Distribution

Once our marketing and advertising materials are prepared, we plan to work with various community leagues, high schools, government agencies, local businessmen and community colleges.  After adequate enrollment is confirmed, each session will proceed.  Since we will be using temporary premises, we anticipate only offering our service to any given community once each year. We have determined that we may have better success at offering our courses in Eastern Canada and we intend to market the first courses in Montreal, Quebec.

Competition from Other Educational Institutions

While Anticus’ course material presented to its students will be protected by intellectual property laws, our course concept will not.  Consequently, other educational institutions, based upon any success Anticus may enjoy in its educational material presentation, may decide to offer similar course material based on Anticus’ model.  Many of these educational institutions have greater resources than Anticus, and as such will be able to compete successfully against Anticus.  We may not be able to survive in the educational marketplace against such competition.

Sources and Availability of Raw Materials and Principal Suppliers

We have no requirement for any raw materials for our present business and do not require suppliers for our present business.   Our directors intend to work to develop the course of studies in conjunction with advertising and marketing firms.  Our directors have both extensive industry-related experience as well as access to numerous educational materials.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

There are no inherent factors or circumstances associated with this industry, or any of the educational services that we plan to provide that would give cause for any patent, trademark or license infringements or violations at this time.  Anticus has also not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.  Our course materials, where applicable, will be protected by copyright.

Governmental Controls and Approvals

As a training service, the major area for government control or need for government approval would be concerning business licensing, labor and occupational health and safety standards.  Our officers and directors are aware of the various requirements in this regard and will make the necessary arrangements as the business grows and employees are hired.

Existing or Probable Government Regulations

Other than the licensing requirements discussed above, there are no other types of government regulations existing or being contemplated that would adversely affect Anticus’ ability to operate.

Research and Development Activities and Costs

Anticus has no plans to undertake any research and development activities at this time.

Compliance With Environmental Laws

There are no environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that address issues specific to our business.

Employees

The Corporation does not have any  employees and its directors have undertaken the business of the Corporation until revenues can be generated or further funds for operations can be raised.  The Corporation does not expect to hire any employees until it has sufficient funds to pay the required salaries.

ITEM 2.

DESCRIPTION OF PROPERTY.

We have no properties and at this time have no agreements to acquire any properties.

We presently operate from our offices at 1480 Oak Ridge Road, Kelowna, B.C., Canada. Mr. Denis Galbraith, our President and director, provides space to us on a rent-free basis.  We expect to move our operations to Montreal, Quebec in the near future where our director Mr. Paul Legault will take responsibility for operations.  At this time we do not know the space requirement for our operations or the expected costs for office space.

ITEM 3.

LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending June 30, 2004.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock, par value $0.001 per share, is quoted and traded on the Over-the-Counter/Bulletin Board under the symbol "ATCI". The following table lists, by calendar quarter, the volume of trading and the high and low sales prices of our common shares for each of the periods indicated:

Period	High Bid price	Low Bid Price
2004:
First Quarter from July 1, 2004 to September 30, 2004*	$1.25	$0.25
First Quarter from July 1, 2004 to September 30, 2004**	$0.75	$0.37

*The first trade in our stock was effected on the OTC/BB on August 12,2004.

**Commencing on September 16,2004 as at the forward split of 3 to 1

The above information was obtained from www.yahoo.com. Quotations commenced on the NASD-OTC/BB on October 7, 2004.  These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Shareholders

As of October 11, 2004 we had 45 shareholders of record.

Dividends

We have never paid dividends on our common shares.  There are no restrictions that may limit our ability to pay dividends currently or in the future.  We do not anticipate paying any dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

We do not presently have any outstanding options, warrants, rights or equity plans.

Recent Sales of Unregistered Securities

Not Applicable

Recent Sales of Registered Securities

During the months of March, April and May, 2004, the Corporation completed the distribution of a total of 750,000 shares of its common stock to 53 investors at $0.10 per share to raise a total of $75,000.   The offering was made under the Corporation’s Form SB-2 Registration Statement, registration number 333-101420, which went effective on December 18, 2003.  The offering was completed on May 13, 2004 when all of the 750,000 registered shares were sold.  The offering was solicited by Mr. Winsor, an officer of the Corporation and Mr. Paul Legault, a director of the Corporation.  Mr. Winsor conducted his distribution in the Provinces of British Columbia and Alberta pursuant to an Offering Memorandum filed with the Alberta and British Columbia Securities Commissions.  Mr. Legault conducted his distribution to business associates and companies controlled by business associates in offshore jurisdictions.  No shares were distributed in the Untied States.  No commissions were paid on any of the above issuances.  Following is the use of proceeds for actual expenses incurred for our account in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Accounting	-0-	$5,485
Office and administration	-0-	$2,276
Legal	-0-	$12,500

The above expenses were paid from existing working capital at the time of the offering, therefore they were not deducted from the proceeds of the offering.  Net Proceeds to the Issuer from the offering were $75,000.00.

 Following is a table detailing the use of net offering proceeds to the ending date of this report which is June 30, 2004:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Accounting	-0-	$2,300
Legal	-0-	$5,027
Website development	-0-	$12,600
Office and administration	-0-	$5,808
Program development costs	$4,000	$5,000

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

The short term objectives (over the next 12 months) of the Corporation are:

1.

To finalize the development of  the curriculum for use in our student training sessions;

2.

To finalize the development of  student manuals as well as visual aids for use during classroom instruction;

3.

To commence a marketing campaign; and

4.

To establish facilities for classroom instruction by developing strategic alliances with employment placement agencies, secondary schools, and governmental agencies.

We anticipate that our present cash reserves are sufficient for us to sustain our business operations for only the next three (3) months.  Should we not generate any sales of our courses in the next three months we anticipate that we will require additional financing in the amount of $100,000 in order to continue operations for the next twelve (12) months.

Results of Operations

We earned no revenues during the year ended June 30, 2004 and earned no revenues during the period from inception of May 1, 2002 to June 30, 2003.  We have finalized our initial web-site and are working on our curriculum and our advertising and marketing materials and hope to commence earning revenues by the second fiscal quarter ending December 31, 2004.  We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from operations.

We incurred operating expenses in the amount of $38,587 for the year ended June 30, 2004, compared to operating expenses in the amount of $17,250 for the period from inception of May 1, 2002 to June 30,

2003. Operating expenses incurred during the year ended June 30, 2004 included professional fees in the amount of $9,877, paid primarily for legal and auditing services; office and administration expenses of $7,110; website development and hosting of $12,600; and program development costs of $9,000. We anticipate that our professional expenses will increase during the current fiscal year as we are now trading on the OTC:BB which will require more legal and accounting services to meet regulatory filing requirements.

We incurred a loss of $38,587 for the year ended June 30, 2004 and a loss of $17,250  for the period from inception of May 1, 2002 to June 30, 2003.  Our net losses were attributable entirely to our operating expenses.

We anticipate continuing operating losses in the foreseeable future.  We base this expectation in part on the fact that we will incur operating expenses in completing our stated plan of operations before we will have the opportunity to earn revenues.

Financial Condition and Liquidity

We had cash of $35,164 as of June 30, 2004, compared to cash of $2,744 as of June 30, 2003.  We had working capital of $35,150 as of June 30, 2004, compared to negative  working capital of $1,263 as of June 30, 2003.  Our increase in cash and working capital was the result of completion of our offering of 750,000 registered shares for proceeds of $75,000 on May 13, 2004.

We anticipate that our present cash reserves are sufficient for us to sustain our business operations for only the next three (3) months.  Should we not generate any sales of our courses in the next three months we anticipate that we will require additional financing in the amount of $100,000 in order to continue operations.  We anticipate that if we pursue any additional financing, the financing would be an equity financing achieved through the sale of our common stock.  We do not have any arrangement in place for any debt or equity financing.  If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.  In the event we are not successful in obtaining such financing when necessary, we may not be able to continue operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 7.

FINANCIAL STATEMENTS.

Index to Financial Statements:

1.

Report of Independent Public Accounting Firm;

2.

Audited Financial Statements for the year ended June 30, 2004, including:

a.

Balance Sheets as at June 30, 2004 and 2003;

b.

Statements of Operations for the years ended June 30, 2004 and for the period from inception on May 1, 2002 to June 30, 2003;

c.

Statements of Cash Flows for the years ended June 30, 2004 and for the period from inception on May 1, 2002 to June 30, 2003;

d.

Statement of Stockholders’ Equity for the period ended June 30, 2004;

a.

Notes to Financial Statements.

ANTICUS INTERNATIONAL CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Anticus International Corporation

(A development stage company)

We have audited the accompanying balance sheets of Anticus International Corporation (a development stage company) as at June 30, 2004 and 2003, and the related statements of operations, cash flows, and stockholders’ equity for each of the two years in the period ended June 30, 2004 and 2003, and for the cumulative period from inception, May 1, 2002, to June 30, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2004 and 2003, and the results of its operations and its cash flows for the periods indicated in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1(c) to the financial statements, the Company has incurred a net loss of $56,850 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1(c).  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company”

October 6, 2004	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075	Suite 1488-700 West Georgia Street
www.morgan-cas.com	Vanoucver, B.C. V7Y 1A1

ANTICUS INTERNATIONAL CORPORATION

(A Development Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

	JUNE 30
	2004	2003

ASSETS

Current
Cash	$35,164	$2,744
Prepaid expenses	22,993	93

	$58,157	$2,837

LIABILITIES

Current
Accounts payable and accrued liabilities	$18,007	$4,100
Note payable to related party (Note 3)	5,000	-
	23,007	4,100

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
75,000,000 Common shares, par value $0.001 per share

Issued and outstanding:
3,350,000 Common shares at June 30, 2004 and
2,600,000 Common shares at June 30, 2003	3,350	2,600

Additional paid-in capital	88,650	14,400

Deficit Accumulated During The Development Stage	(56,850)	(18,263)
	35,150	(1,263)

	$58,157	$2,837

ANTICUS INTERNATIONAL CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD
			FROM
			INCEPTION
			MAY 1
	YEARS ENDED		2002 TO
	JUNE 30		JUNE 30
	2004	2003	2004

Expenses
Organizational costs	$-	$-	$1,000
Professional fees	9,877	15,435	25,312
Office and administration	7,110	1,815	8,938
Program development costs	9,000	-	9,000
Website hosting and maintenance	12,600	-	12,600

Loss For The Period	$38,587	$17,250	$56,850

Basic And Diluted Loss Per Share	$(0.02)	$(0.01)

Weighted Average Number Of Shares Outstanding	2,687,158	2,538,630

ANTICUS INTERNATIONAL CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD
			FROM
			INCEPTION
			MAY 1
	YEARS ENDED		2002 TO
	JUNE 30		JUNE 30
	2004	2003	2004

Cash Flows From Operating Activities
Loss for the period	$(38,587)	$(17,250)	$(56,850)

Adjustments To Reconcile Loss To Cash Used By Operating Activities
Prepaid expenses	(22,900)	(93)	(22,993)
Accounts payable and accrued liabilities	13,907	4,050	18,007
	(47,580)	(13,293)	(61,836)

Cash Flows From Financing Activities
Share capital issued for cash	75,000	16,000	92,000
Note payable to related party	5,000	-	5,000
	80,000	16,000	97,000

Increase In Cash For The Period	32,420	2,707	35,164

Cash, Beginning Of Period	2,744	37	-

Cash, End Of Period	$35,164	$2,744	$35,164

ANTICUS INTERNATIONAL CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM INCEPTION, MAY 1, 2002, TO JUNE 30, 2004

(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

May 2002 - Shares issued for cash at $0.001	1,000,000	$1,000	$-	$-	$1,000

Loss for the period	-	-	-	(1,013)	(1,013)

Balance, June 30, 2002	1,000,000	1,000	-	(1,013)	(13)

September 2002 – Shares issued for cash at $0.01	1,600,000	1,600	14,400	-	16,000

Loss for the year	-	-	-	(17,250)	(17,250)

Balance, June 30, 2003	2,600,000	2,600	14,400	(18,263)	(1,263)

March 2004 – Shares issued for cash at $0.10	50,000	50	4,950	-	5,000

May 2004 – Shares issued for cash at $0.10	700,000	700	69,300	-	70,000

Loss for the year	-	-	-	(38,587)	(38,587)

Balance, June 30, 2004	3,350,000	$3,350	$88,650	$(56,850)	$35,150

ANTICUS INTERNATIONAL CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

(Stated in U.S. Dollars)

1.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $56,850 for the period from inception, May 1, 2002, to June 30, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its specialty educational services. Management has plans to seek additional capital through a public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ANTICUS INTERNATIONAL CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

(Stated in U.S. Dollars)

1.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

(Stated in U.S. Dollars)

2.

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

f)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At June 30, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

a)

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, could have a material effect on the accompanying financial statements.

3.

NOTE PAYABLE TO RELATED PARTY

The President and Chief Executive Officer advanced the Company $5,000 for operations.  The advance is secured by a promissory note, does not bear interest and is due on demand.

4.

RELATED PARTY TRANSACTIONS

Transactions in the normal course of business with companies controlled by a director and a shareholder were as follows:

a)

$24,000 of program development costs incurred with a company controlled by a director of which $20,000 has been included in prepaid expense.

b)

$5,457 included in accounts payable and legal expenses of $5,027 were incurred with a company controlled by a shareholder.

ANTICUS INTERNATIONAL CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

(Stated in U.S. Dollars)

5.

SUBSEQUENT EVENTS

Subsequent to the year end, on August 19, 2004, consolidated its common shares issued and outstanding on a 3 for 1 basis.  The issued and outstanding shares of common stock after the share split will be 10,050,000.  The authorized capital stock remains at 75,000,000.

Subsequent to the year end, the Company has entered into agreements to incur $9,500 of marketing and promotions expense, and $15,000 in program development costs.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.

CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the last 90 days,  we carried out an evaluation, undertaken by our sole officer and director, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer /Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of September 16, 2004 are as follows:

Directors:

Name of Director	Age
Denis Galbraith	54
Michelle Sedmak	32
Paul Legault	37

Officers:

Name of Officer	Age	Office Held
Denis Galbraith	54	President
Michelle Sedmak	32	Secretary-Treasurer

Set forth below is a brief description of the background and business experience of our officers and directors.

Denis Galbraith has been our President and director since May 1, 2002.

Mr. Galbraith finished his secondary schooling in 1966 and began apprenticeship training while employed with the Super Value Food Store. In 1970, Denis graduated as a journeyman baker from the British Columbia Institute of Technology (BCIT) located in Burnaby, British Columbia, Canada.  In 1982, Mr. Galbraith accepted the position as Store Bakery Manager with Extra Foods Ltd., a food store chain centered in Vancouver, British Columbia. Mr. Galbraith retired from the industry in 1998. In March 2000, Mr. Galbraith purchased a 50% interest in Mug’ a Java Bean & Bistro in the City of Kelowna.

Mr. Galbraith is not an officer or director of any other reporting company that files annual, quarterly, and periodic reports with the United States Securities and Exchange Commission.

Michelle Sedmak, Secretary/Treasurer, Member of the Board of Directors

Ms. Michelle Sedmak became an officer and director of Anticus on July 15, 2002.

Ms. Sedmak graduated from Queen Elizabeth Senior Secondary School in Surrey, British Columbia, Canada. Ms. Sedmak worked at Liquidation World from November 1998 to April 2000 as a sales clerk.  Ms. Sedmak started work in April 2000 at the Mug’ a Java & Bistro.  Michelle was appointed as waitress manager, a position she still holds.

Ms. Sedmak is not an officer or director of any other reporting company that files annual, quarterly and periodic reports with the United States Securities and Exchange Commission.

Paul Legault

Mr. Legault became a director of Anticus on April 2, 2004

Since February, 2000, Mr. Legault has been a location manager with Premier National Studio Inc., production and location company in the movie industry.  His duties include negotiations of locations.  He works predominantly in Eastern Canada.  From March 1999 to  February 2000 he was an assistant manager at The Milsa, a Brazilian restaurant in Montreal, Quebec where he was in charge of payroll and inventory.  From April 1998 to March 1999 he worked as the Manager of the Barbary, a French restaurant in Montreal where he was in control of building, training, inventory and quality control.

Significant Employees

The Company does not have any significant employees at this time.  All operational duties are undertaken by the directors.

Family Relationships

Ms. Sedmak is the daughter of our President, Mr. Denis Galbraith.

Involvement in Certain Legal Proceedings

None of our directors has been involved in any bankruptcy or criminal (excluding traffic violations and other minor offenses) proceedings. None of our directors is subject to any order, judgment or decree related to his involvement in any type of business, securities or banking activities or has been found to have violated a federal or state securities or commodities law.

Board and Committees

The members of our Board of Directors are elected annually by our shareholders and hold office until the next annual shareholders meeting or until his successor is duly elected and qualified.  During 2004, the Board of Directors held no formal meetings of the Board of Directors. Our Board of Directors acted during 2004 through written consents of the Board of Directors six (6)

times.

The Board of Directors does not at this time have an Audit Committee. The Board of Directors performs the same functions as an audit committee.

Compliance With Section 16(A) Of The Securities Exchange Act

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Denis Galbraith	President, Treasurer and Member of the Board of Directors	Late/1	Late/1	N/A
Michelle Sedmak	Secretary and Member of the Board of Directors	Late/1	N/A	N/A
Tracy Holman	Previous Member of Board of Directors – 10% shareholder	Late/1	N/A	N/A
Paul Legault	Member of the Board of Directors	Late/1	N/A	N/A

Code of Ethics

As of the date of the filing of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company anticipates that it will prepare and adopt such a code of ethics during the second quarter of fiscal year 2005.  Upon completion and adoption, the Company intends to file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its quarterly report for the period ended December 31, 2005 and will post it on the Company’s website, once such website is established.

ITEM 10.

EXECUTIVE COMPENSATION.

The following table sets forth certain compensation information as to Mr. Denis Galbraith, our Chief Executive Officer and President for the last three fiscal years. No other compensation was paid to Mr. Galbraith other than the compensation set forth below.

Summary Compensation Table

			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compensation	AWARDS		PAYOUTS	All Other Compen-sation
						Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)
Denis Galbraith	Director and President	2004 2003 2002	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Stock Option Grants

We did not grant any stock options to the directors or executive officers during our most recent fiscal year ended June 30, 2004.  We have also not granted any stock options to the directors or executive officers since June 30, 2004.

Exercises Of Stock Options And Year-End Option Values

No stock options were exercised by our officers, directors or employees during the fiscal year ended June 30, 2004.  No stock options have been executed since June 30, 2004.

Outstanding Stock Options

We do not have any stock options outstanding.

Management Agreements

We presently are not a party to any management or other compensation agreement.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 12, 2004 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
Common Stock	Denis Galbraith President, Director 1480 Oakridge Rd Kelowna, B.C. V1W 3A9	4,800,000 common	47.76%
Common Stock	Michelle Sedmak, Apt 11- 1777 Water St. Kelowna, B.C. V1K 1K4	1,200,000 common	11.94%

Common Stock	Paul Legault 400 St Jacques West Suite 500 Montreal, Quebec H2Y 1S1 Director	-0-	-0-
Directors & Officers as a Group		6,000,000	59.70%
Common Stock	Richgold Resources S.A. (2) P.O. Box 0832-0610 World Trade Center Panama, Republic of Panama	600,000	5.97%
Common Stock	Tracy Holman, 1119 Hudson Rd. Kelowna, B.C. V1Z 1J2	1,800,000 common	17.91%

(1)

Based on 10,050,000 shares of our common stock issued and outstanding as of October 12, 2004

(2)

The beneficial owner of Richgold Resources S.A. is Marc Andre Comeau.

Securities Authorized for Issuance Under Equity Compensation Plans.

We do not presently have any equity compensation plans.

Change In Control

We are not aware of any arrangement that might result in a change in control of our company.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of the following persons has any direct or indirect material interest in any transaction or a series of transactions exceeding $60,000,  to which we were or are a party during the past two years, or in any proposed transaction to which the Company proposes to be party:

(A)

any director or officer;

(B)

any proposed nominee for election as a director;

(C)

any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D)

any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibits.

Exhibit Number	Description of Exhibit
3.1.1	Articles of Incorporation (1)
3.1.2	Amendment to Articles of Incorporation (1)

3.2	Bylaws (1)
10.1	Form of Stock Subscription Agreement(1)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

(1)

Incorporated by reference to the Exhibits filed with the Registrant’s Registration Statement on Form SB-2 on November 22, 2002

(a)

Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of our fiscal year ended June 30, 2004.

ITEM 14.

PRINCIPAL AUDITORS FEES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Morgan & Company for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB quarterly reports and services normally provided by Morgan & Company in connection with statutory and regulatory filings or engagements were $2,015 for the fiscal year ended 2004 and $3,235 for the fiscal year ended 2003.

Audit-Related Fees

There were no fees for other audit related services for the fiscal years ended 2004 and 2003.

Tax Fees

There were no fees for tax related services for the fiscal years ended 2004 and 2003.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by Morgan & Company, other than the services reported above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTICUS INTERNATIONAL CORPORATION

By:_/s/ DENIS GALBRAITH

Denis Galbraith, President and Chief Executive Officer

Director

Date:

October 13, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:_/s/ DENIS GALBRAITH

Denis Galbraith, President and Chief Executive Officer

Director

Date:

October 13, 2004

By:_/s/ MICHELLE SEDMAK

Michelle Sedmak, Secretary and

Director

Date:

October 13, 2004

By:_/s/ PAUL LEGAULT

Paul Legault

Director

Date:

October 13, 2004