Form 10QSB
period 2004-09-30
ANTICUS INTERNATIONAL CORP
filed 2004-11-15
CIK 1192494

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2004

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number 333-101420

ANTICUS INTERNATIONAL CORPORATION

(Exact name of small business issuer as specified in its charter)

NEVADA	98-0375504
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1480 Oak Ridge Road

Kelowna, B.C., Canada, V1W-3A9

(Address of principal executive offices)

Telephone: (250) 765-0221

(Issuer’s telephone number)

Not applicable

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X

No  _____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court

Yes

No _____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:

10,050,000 shares of common stock, as of November 10, 2004.

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.

Page

Financial Statements

Interim Balance Sheets	2

Interim Statements of Operations	3

Interim Statements of Stockholders’ Equity	4

Interim Statements of Cash Flows	5

Notes to the Financial Statements	6-7

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INTERIM BALANCE SHEETS

(UNAUDITED – PREPARED BY MANAGEMENT)

(Stated in U.S. Dollars)

	September 30, 2004	June 30, 2004 (Audited)
	----------------------	-----------------------
ASSETS

Current Assets
Cash Prepaid expenses	$5,201 16,600	$35,164 22,993
	----------------------	-----------------------
Total Assets	$21,801	$58,157
	============	=============

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$7,072	$18,007
Note payable to related party (Note 3)	5,000	5,000

	----------------------	-----------------------
Total Liabilities	12,072	23,007
	----------------------	-----------------------
Stockholders’ Equity
Authorized Common stock:
75,000,000 shares with a par value of $0.001
Issued and outstanding: 10,050,000 common shares at September 30, 2004 and June 30, 2004	10,050	10,050

Additional paid-in capital	81,950	81,950
Deficit accumulated during the
development stage	(82,271)	(56,850)
	----------------------	-----------------------
Total Stockholders’ Equity	9,729	35,150
	----------------------	-----------------------
Total Liabilities and Stockholders’ Equity	$21,801	$58,157
	============	=============

The accompanying notes are an integral part of these financial statements

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF OPERATIONS

(UNAUDITED – PREPARED BY MANAGEMENT)

(Stated in U.S. Dollars)

	Three month period ended September 30			Cumulative amounts from Date of Incorporation on
				May 1, 2002 to
	2004	2003		September 30, 2004
	-------------	-----------		----------------------
Operating Expenses
Bank charges	$106	$38	$	403
Consulting	8,700	0		13,700
Office and administration	362	625		8,703
Organizational costs	0	0		1,000
Professional fees	453	1,200		25,765
Program development costs Marketing & promotional costs Website development	300 9,500 6,000	0 0 0		10,000 9,500 13,200
	---------	-------		----------

Loss Before Other Expenses	25,421	1,863		82,271
	-------	-------		---------

Net Loss for Period	25,421	1,863		82,271
	-------	-------		---------

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)
	=====	=====

Weighted average number of common shares outstanding	10,050,000	7,800,000

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED – PREPARED BY MANAGEMENT)

(Stated in U.S. Dollars)

Common Stock	Deficit
Accumulated
Additional	During the	Total
Shares	Amount	Paid-in	Development	Stockholders’
Capital	Stage	Equity
-------------	-------------	--------------	--------------------	--------------
Inception, May 1, 2002 Shares issued for cash at $0.00033	3,000,000	$3,000	$(2,000)	$0	$1,000

Net loss for the period	0	0	0	(1,013)	(1,013)
--------------	---------	----------	------------	-----------

Balance, June 30, 2002	3,000,000	3,000	(2,000)	(1,013)	(13)

July 15, 2002 Shares issued for cash at $0.00333	4,800,000	4,800	11,200	0	16,000

Net loss for the year	0	0	0	(17,250)	(17,250)
-------------	-------	---------	------------	-----------

Balance June 30, 2003	7,800,000	$7,800	$9,200	$(18,263)	$(1,263)

March 31, 2004
Shares issued for cash at $0.03333 May 31, 2004 Shares issued for cash at $0.03333	150,000 2,100,000	150 2,100	4,850 67,900	0 0	5,000 70,000

Net loss for the year	0	0	0	(38,587)	(38,587)
--------------	-------	---------	------------	-----------

Balance June 30, 2004 Net lost fro the period Balance September 2004	10,050,000 -------------- 0 -------------- 10,050,000	$ $ $	10,050 -------- 0 -------- 10,050	$ $ $	81,950 ---------- 0 ---------- 81,950	$ $ $	(56,850) ------------- (25,421) ------------- (82,271)	$ $ $	35,150 ----------- (25,421) ----------- 9,729
========	=====	======	=======	=====

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF CASH FLOWS

(UNAUDITED – PREPARED BY MANAGEMENT)

(Stated in U.S. Dollars)

	Three month period ended September 30			Cumulative amounts from Date of Incorporation on
				May 1, 2002 to
	2004	2003		September 30, 2004
	-------------	-----------		----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the Period	$(25,421)	$(1,863)	$	(82,271)
Adjustments to reconcile net loss to net cash used in operating activities
Decrease (increase) in prepaid expenses	6,393	0		(16,600)
Increase (decrease) in accounts payable	(10,935)	(1,300)		7,072
	---------	-------		----------

NET CASH USED IN OPERATING ACTIVITY	(29,963)	(3,163)		(91,799)
	-------	-------		---------

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of common stock	0	0		92,000
Advance payable to related party	0	5,000		5,000
	-------	-------		---------
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	5,000		97,000
	-------	-------		---------

NET INCREASE IN CASH	(29,963)	1,837		5,201

CASH AT BEGINNING OF PERIOD	35,164	2,744		0
	-------	-------		---------

CASH AT END OF PERIOD	$5,201	$4,581	$	5,201
	=====	=====		=====

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
Cash paid for income taxes	$0	$0	$	0
Cash paid for interest	$0	$0	$	0

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED – PREPARED BY MANAGEMENT)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company’s audited June 30, 2004 annual financial statements.  It is suggested that these interim financial statements be read in conjunction with the Company’s June 30, 2004 audited financial statements.

2.

NATURE OF OPERATIONS

a)

 Organization

The Company was incorporated in the State of Nevada, U.S.A., on May 1, 2002.

On August 19, 2004, the Company affected a 3:1 forward stock split. The issued and outstanding common stock after split became 10,050000. The authorized capital stock remained at 75,000,000 common shares.

All references in the accompany interim financial statements to the number of common shares and per-share amounts have been restated to reflect the forward stock split

b)

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $82,271 for the period from inception, May 1, 2002, to September 30, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its specialty educational services. Management has plans to seek additional capital through a public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

SEPTEMBER 30, 2004

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

f)

   Basic and Diluted Loss per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At September 30, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

1.

COMMITMENTS

As at September 30, 2004, the Company has entered into an agreement to incur $15,000 in program development costs.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

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

We anticipate that our present cash reserves are sufficient for us to sustain our business operations for only the next three (3) months.  In the event that we do not generate any sales of our courses in the next three months we anticipate that we will require additional financing in the amount of $100,000 in order to continue operations for the next twelve (12) months

The Company had a net loss of $25,421 for the three-month period ended September 30, 2004 as compared to a net loss of $1,863 as at September 30, 2003. Increase in net losses for the period ended September 30, 2004 over net losses for the same period from the previous year is due mainly to an increase in consulting fees, marketing and development costs and website development.

The Company had cash of $5,201 and working capital of $9,729 as at September 30, 2004, compared to $35,164 and working capital $35,150 as at June 30, 2004, respectively.  Our decrease in cash and working capital was due to overall operating expenses.

ITEM 3.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), we carried out an evaluation of the effectiveness of the design and operation of our disclosure and procedures as at June 30, 2004, being the date of our most recently completed fiscal quarter.  This evaluation was carried our under the supervision and participation of Mr. Denis Galbraith our Chief Executive Officer and President.

Based upon the aforementioned evaluation, Mr. Denis Galbraith concluded that the Company's internal control over financial reporting are effective in timely alerting management to material information relating to the Company required to be included in our periodic SEC filings.  There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Corporation’s Board of Directors proposed a forward split of the Common Stock of the Corporation on the basis of three (3) shares for each one (1) share held. The result of the forward split was an increase in our total issued and outstanding shares from 3,350,000 to 10,050,000.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 19, 2004, the management of Anticus International Corp., a Nevada corporation ("Corporation"), solicited votes from selected shareholders of record (“Selected Shareholders”) as of August 10, 2004, to consider and act upon the Board of Directors’ proposal to approve the forward split of the outstanding shares of the Corporation’s common stock on the basis of three shares for every one share outstanding (3 for 1) shares held.

These Selected Shareholders, who hold 2,600,000 shares of the total 3,350,000 issued and outstanding shares,  approved the above motion in a written resolution.

ITEM 5.

OTHER INFORMATION

Not Applicable.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit
3.1.1	Articles of Incorporation (1)
3.1.2	Amendment to Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Form of Stock Subscription Agreement(1)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

(1) Incorporated by reference to the exhibits filed with our Form SB-2 filed on November 22, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anticus International Corporation

Date: November 15, 2004

By:

/s/ Denis Galbraith

Denis Galbraith

Principal Executive Officer and Principal Accounting Officer