Form 10QSB
period 2004-12-31
ANTICUS INTERNATIONAL CORP
filed 2005-02-22
CIK 1192494

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

December 31, 2004

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number 333-101420

ANTICUS INTERNATIONAL  CORPORATION

(Exact name of small business issuer as specified in its charter)

NEVADA	98-0375504
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 500-400 St. Jacques Ouest

Montreal, QC H2Y 1S1

(Address of principal executive offices)

(514) 843-1070

(Issuer’s telephone number)

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

30,150,000 shares of common stock, $0.001 par value, as of February 14, 2004

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month periods ended December 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.

Page Number

Interim Balance Sheets

F-1

Interim Statements of Operations

.

F-2

Interim Statement of Stockholder’s Equity

F-3

Interim Statements of Cash Flows

F-4

Notes to the Financial Statements

F-5-F-7

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INTERIM BALANCE SHEETS

(UNAUDITED – PREPARED BY MANAGEMENT)

(Stated in U.S. Dollars)

	December 31, 2004	June 30, 2004 (Audited)
	----------------------	-----------------------
ASSETS

Current Assets
Cash Prepaid expenses	$4,699 10,300	$35,164 22,993
	----------------------	-----------------------
Total Assets	$14,999	$58,157
	============	=============

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable Loan from third party	$10,144 7,078	$18,007
Note payable to third party (Note 4)	5,000	5,000

	----------------------	-----------------------
Total Liabilities	22,222	23,007
	----------------------	-----------------------
Stockholders’ Equity
Authorized Common stock:
75,000,000 shares with a par value of $0.001
Issued and outstanding: 30,150,000 common shares at December 31, 2004 and June 30, 2004	30,150	30,150

Additional paid-in capital	61,850	61,850
Deficit accumulated during the
development stage	(99,223)	(56,850)
	----------------------	-----------------------
Total Stockholders’ Equity	(7,223)	35,150
	----------------------	-----------------------
Total Liabilities and Stockholders’ Equity	$14,999	$58,157
	============	=============

The accompanying notes are an integral part of these financial statements

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF OPERATIONS

(UNAUDITED – PREPARED BY MANAGEMENT)

(Stated in U.S. Dollars)

	Three month period ended December 31			Six month period ended December 31		Cumulative amounts from Date of Incorporation on
						May 1, 2002 to
	2004	2003		2004	2003	December 31, 2004
	-------------	-----------		--------------	---------------	----------------------

Revenue	$0	$0		$0	$0	$0
Operating Expenses Bank charges Consulting	$ -------- 5 0	$ ------- 9 0	$	------- 111 8,700 $	-------- 47 0 $	--------- 407 13,700
Office and administration	1,058	75		1,420	700	9,761
Organizational costs	0	0		0	0	1,000
Professional fees Program development costs Marketing & promotional costs	9,589 6,000 0	535 0 0		10,042 12,000 9,500	1,735 0 0	35,355 16,000 9,500
Website development	300	0		600	0	13,500
	---------	-------		-------	-------	----------

Loss Before Other Expenses	16,952	619		42,373	2,482	99,223
	-------	-------		-------	-------	---------

Net Loss for Period	16,952	619		42,373	2,482	99,223
	-------	-------		-------	-------	---------

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)		$(0.01)	$(0.01)
	=====	=====		=====	=====

Weighted average number of common shares outstanding	30,150,000	23,400,000		30,150,000	23,400,000

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED – PREPARED BY MANAGEMENT)

(Stated in U.S. Dollars)

Common Stock	Deficit
Accumulated
Additional	During the	Total
Shares	Amount	Paid-in	Development	Stockholders’
Capital	Stage	Equity
-------------	-------------	--------------	--------------------	--------------
Inception, May 1, 2002 Shares issued for cash at $0.00033	9,000,000	$9,000	$(8,000)	$0	$1,000

Net loss for the period	0	0	0	(1,013)	(1,013)
--------------	---------	----------	------------	-----------

Balance, June 30, 2002	9,000,000	9,000	(8,000)	(1,013)	(13)

July 15, 2002 Shares issued for cash at $0.00333	14,400,000	14,400	1,600	0	16,000

Net loss for the year	0	0	0	(17,250)	(17,250)
-------------	-------	---------	------------	-----------

Balance June 30, 2003	23,400,000	$23,400	$(6,400)	$(18,263)	$(1,263)

March 31, 2004
Shares issued for cash at $0.03333 May 31, 2004 Shares issued for cash at $0.03333	450,000 6,300,000	450 6,300	4,550 63,700	0 0	5,000 70,000

Net loss for the year	0	0	0	(38,587)	(38,587)
--------------	-------	---------	------------	-----------

Balance June 30, 2004 Net lost for the period Balance December 2004	30,150,000 -------------- 0 -------------- 30,150,000	$ $ $	30,150 -------- 0 -------- 30,150	$ $ $	61,850 ---------- 0 ---------- 61,850	$ $ $	(56,850) ------------- (42,373) ------------- (99,223)	$ $ $	35,150 ----------- (42,373) ----------- (7,223)
========	=====	======	=======	=====

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF CASH FLOWS

(UNAUDITED – PREPARED BY MANAGEMENT)

(Stated in U.S. Dollars)

	Three month period ended December 31		Six month period ended December 31		Cumulative amounts from Date of Incorporation on
					May 1, 2002 to
	2004	2003	2004	2003	December 31, 2004
	-------------	-----------	--------------	---------------	----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the Period	$(16,952)	$(619)	$(42,373)	$(2,482)	$(99,223)
Adjustments to reconcile net loss to net cash used in operating activities
Decrease (increase) in prepaid expenses	6,300	0	12,693	0	(10,300)
Increase (decrease) in accounts payable	3,072	(1,200)	(7,863)	(2,500)	10,144
	---------	-------	-------	-------	----------

NET CASH USED IN OPERATING ACTIVITY	(7,580)	(1,819)	(37,543)	(4,982)	(99,379)
	-------	-------	-------	-------	---------

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of common stock	0	0	0	0	92,000
Advance payable to related party Advance payable to a third party	0 7,078	0 0	0 7,078	5,000 0	5,000 7,078
	-------	-------	-------	-------	---------
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,078	0	7,078	5,000	104,078
	-------	-------	-------	--------	---------

NET INCREASE IN CASH	(502)	(1,819)	(30,465)	18	4,699

CASH AT BEGINNING OF PERIOD	5,201	4,581	35,164	2,744	0
	-------	-------	-------	-------	---------

CASH AT END OF PERIOD	$4,699	$2,762	$4,699	$2,762	$4,699
	=====	=====	=====	=====	=====

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
Cash paid for income taxes	$0	$0	$0	$0	$0
Cash paid for interest	$0	$0	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

NATURE OF OPERATIONS

a)

 Organization

The Company was incorporated in the State of Nevada, U.S.A., on May 1, 2002.

On August 19, 2004, the Company affected a 3:1 forward stock split. The issued and outstanding common stock after the split became 10,050,000.

On November 18, 2004, the Company effected a 3:1 forward stock split and the issued and outstanding common stock after the split became 30,150,000. The authorized capital stock remained at 75,000,000 shares.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $99,223 for the period from inception, May 1, 2002, to December 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its specialty educational services. Management has plans to seek additional capital through a public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

DECEMBER 31, 2004

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

f)

   Basic and Diluted Loss per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At December 31, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.

NOTE PAYABLE TO THIRD PARTY

The President and Chief Executive Officer advanced the Company $5,000 for operations. The advance is secured by a promissory note, does not bear interest and is due on demand. This note was transferred to Premier National Studios Inc. on November 26, 2004 under the same terms and conditions.

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2004

(Unaudited – Prepared by Management)

(Stated in U.S. Dollars)

5.

SUBSEQUENT EVENTS

On January 20, 2005, the Company acquired the rights to merge with Nova-Plasma Incorporated, Canadian based technology provider of high barrier and ultra high barrier costing and processes in the flat panel display industry.  The parties are still negotiating the terms of this merger.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. The Company will be required to raise additional capital to meet its ongoing operations.   There is no assurance that the Company will be successful in raising the additional capital required.   The Company will require a projected amount totaling $200,000 to cover its anticipated overhead for the upcoming twelve-month period.

The Company has been unsuccessful in any of the marketing efforts of its student training and is presently seeking potential acquisitions which would enhance and support the Company’s business plan and add additional value with other potential business opportunities in a like or complementary business. The Company does not have sufficient cash reserves to continue business operations and will be required to raise additional capital in the amount of $50,000 to sustain its business operations for the next three (3) months.  We anticipate that we will require additional financing in the minimum amount of $100,000 in order to continue operations for the next twelve (12) months

On November 18, 2004, the Company effected a 3:1 forward stock split of its common stock and the issued and outstanding common stock after the split became 30,150,000. The authorized capital stock remained at 75,000,000 shares.

On January 20, 2005, the Company acquired the rights to acquire Nova Plasma Technology Incorporated, a Canadian based provider of high barrier and ultra high barrier coatings and processes for the flat panel industry.  The Company is still negotiating the terms of this potential acquisition with Nova Plasma and its shareholders and cannot currently advise as to whether or not such transaction will be achieved.

The Company had a net loss of $ 42,373 for the six month period ended December 31, 2004 as compared to a net loss of $ 2,482 for the same period from the previous year.  Increase in net losses for the period ended December 31, 2004 over net losses for the same period from the previous year is due mainly to an increase in consulting fees, marketing and development costs and program development costs.

The Company had cash of $4,699 and working deficit of $7,223 as at December 31, 2004, compared to $35,164 and working capital $35,150 as at June 30, 2004.  Our decrease in cash and working capital was due to overall operating expenses.

The Company has no plans to incur any research and development during the next twelve months.  It also currently does not intend to hire any additional employees prior to raising additional capital.

ITEM 3

    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), we carried out an evaluation of the effectiveness of the design and operation of our disclosure and procedures as at December 31, 2004, being the date of our most recently completed fiscal quarter.  This evaluation was carried our under the supervision and participation of Mr. Paul Legault our Secretary/ Treasurer, principal executive officer and principal accounting officer.

Based upon the aforementioned evaluation, Mr. Paul Legault concluded that the Company's internal control over financial reporting are effective in timely alerting management to material information relating to the Company required to be included in our periodic SEC filings.  There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Secretary/ Treasurer, principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 18, 2004, the Company effected a 3:1 forward stock split of its common stock and the issued and outstanding common stock after the split became 30,150,000. The authorized capital stock remained at 75,000,000 shares.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

Not Applicable.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit
3.1.1	Articles of Incorporation (1)
3.1.2	Amendment to Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Form of Stock Subscription Agreement(1)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

(1) Incorporated by reference to the exhibits filed with our Form SB-2 filed on November 22, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anticus International Corporation

Date: February 22, 2005

By: /s/ Paul Legault

Name:

Paul Legault

Title:

Secretary/Treasurer, principal executive officer and principal accounting officer