Form 10QSB
period 2005-03-31
ANTICUS INTERNATIONAL CORP
filed 2005-05-23
CIK 1192494

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2005

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number 333-101420

ANTICUS INTERNATIONAL  CORPORATION

(Exact name of small business issuer as specified in its charter)

NEVADA	98-0375504
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 300-2175 rue de la Montagne

Montreal, QC H3G 1Z8

(Address of principal executive offices)

(514) 875-5072 Extension 19

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

30,150,000 shares of common stock, $0.001 par value, as of May 9, 2005

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.

Page Number

Interim Balance Sheets

F-1

Interim Statements of Operations

.

F-2

Interim Statement of Stockholder’s Equity

F-3

Interim Statements of Cash Flows

F-4

Notes to the Financial Statements

F-5-F-7

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INTERIM BALANCE SHEETS

(UNAUDITED – PREPARED BY MANAGEMENT)

(Stated in U.S. Dollars)

	March 31, 2005	June 30, 2004 (Audited)
	----------------------	-----------------------
ASSETS

Current Assets
Cash Prepaid expenses	$4,693 4,000	$35,164 22,993
	----------------------	-----------------------
Total Assets	$8,693	$58,157
	============	=============

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable Loan from third party	$11,941 9,013	$18,007
Note payable to third party (Note 4)	5,000	5,000

	----------------------	-----------------------
Total Liabilities	25,954	23,007
	----------------------	-----------------------
Stockholders’ Equity
Authorized Common stock:
75,000,000 shares with a par value of $0.001
Issued and outstanding: 30,150,000 common shares at March 31, 2005	30,150	30,150

Additional paid-in capital	61,850	61,850
Deficit accumulated during the
development stage	(109,261)	(56,850)
	----------------------	-----------------------
Total Stockholders’ Equity	(17,261)	35,150
	----------------------	-----------------------
Total Liabilities and Stockholders’ Equity	$8,693	$58,157
	============	=============

The accompanying notes are an integral part of these financial statements

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF OPERATIONS

(UNAUDITED – PREPARED BY MANAGEMENT)

(Stated in U.S. Dollars)

		Three month period ended March 31				Nine month period ended March 31				Cumulative amounts from Date of Incorporation on May 1, 2002 to March 31, 2005
		2005		2004		2005		2004
		---------		-----------		-------------		--------------		-------------

Revenue		$0		$0		$0		$0		$0
Operating Expenses Bank charges Consulting	$	-------- 31 0	$	------- 38 5,000	$	------- 142 8,700	$	-------- 85 5,000	$	--------- 437 13,700
Office and administration		845		492		2,264		1,192		10,606
Organizational costs		0		0		0		0		1,000
Professional fees Program development costs Marketing & promotional costs		2,863 6,000 0		891 0 0		12,905 18,000 9,500		2,626 0 0		38,218 22,000 9,500
Website development		300		0		900		0		13,800
		---------		-------		-------		-------		----------

Loss Before Other Expenses		10,039		6,421		52,411		8,903		109,261
		-------		-------		-------		-------		---------

Net Loss for Period		10,039		6,421		52,411		8,903		109,261
		-------		-------		-------		-------		---------

Basic and Diluted Loss per Common Share		$(0.01)		$(0.01)		$(0.01)		$(0.01)
		=====		=====		=====		=====

Weighted average number of common shares outstanding		30,150,000		7,801,647		30,150,000		7,801,647

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED – PREPARED BY MANAGEMENT)

(Stated in U.S. Dollars)

	Common Stock

	Shares		Amount		Additional Paid-in Capital		Deficit Accumulated During the Development Stage		Total Stockholders’ Equity

	-------------		-------------		-------------		---------------		-------------

Inception, May 1, 2002 Shares issued for cash at $0.00033	9,000,000		$9,000		$(8,000)		$0		$1,000

Net loss for the period	0		0		0		(1,013)		(1,013)
	--------------		---------		----------		------------		-----------

Balance, June 30, 2002	9,000,000		9,000		(8,000)		(1,013)		(13)

July 15, 2002 Shares issued for cash at $0.00333	14,400,000		14,400		1,600		0		16,000

Net loss for the year	0		0		0		(17,250)		(17,250)
	-------------		-------		---------		------------		-----------

Balance June 30, 2003	23,400,000		$23,400		$(6,400)		$(18,263)		$(1,263)

March 31, 2004
Shares issued for cash at $0.03333 May 31, 2004 Shares issued for cash at $0.03333	450,000 6,300,000		450 6,300		4,550 63,700		0 0		5,000 70,000

Net loss for the year	0		0		0		(38,587)		(38,587)
	--------------		-------		---------		------------		-----------

Balance June 30, 2004 Net lost for the period Balance March 2005	30,150,000 -------------- 0 -------------- 30,150,000	$ $ $	30,150 -------- 0 -------- 30,150	$ $ $	61,850 ---------- 0 ---------- 61,850	$ $ $	(56,850) ------------- (52,411) ------------- (109,261)	$ $ $	35,150 ----------- (52,411) ----------- (17,261)
	========		=====		======		=======		=====

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF CASH FLOWS

(UNAUDITED – PREPARED BY MANAGEMENT)

(Stated in U.S. Dollars)

	Three month period ended March 31		Nine month period ended March 31		Cumulative amounts from Date of Incorporation on May 1, 2002 to March 31, 2005
	2005	2004	2005	2004
	--------	-----------	------------	-----------	----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the Period	$(10,039)	$(6,421)	$(52,411)	$(8,903)	$(109,261)
Adjustments to reconcile net loss to net cash used in operating activities
Decrease (increase) in prepaid expenses	6,300	0	18,993	0	(4,000)
Increase (decrease) in accounts payable	1,798	4,902	(6,066)	2,402	11,941
	---------	-------	-------	-------	----------

NET CASH USED IN OPERATING ACTIVITY	(1,941)	(1,519)	(39,484)	(6,501)	(101,320)
	-------	-------	-------	-------	---------

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of common stock	0	5,000	0	5,000	92,000
Advance payable to related party Advance payable to a third party	0 1,935	0 0	0 9,013	5,000 0	5,000 9,013
	-------	-------	-------	-------	---------
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,935	5,000	9,013	10,000	106,013
	-------	-------	-------	--------	---------

NET INCREASE IN CASH	(6)	3,481	(30,471)	3,499	4,693

CASH AT BEGINNING OF PERIOD	4,699	2,762	35,164	2,744	0
	-------	-------	-------	-------	---------

CASH AT END OF PERIOD	$4,693	$6,243	$4,693	$6,243	$4,693
	=====	=====	=====	=====	=====

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
Cash paid for income taxes	$0	$0	$0	$0	$0
Cash paid for interest	$0	$0	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2005

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

All references in the accompany interim financial statements to the number of common shares and per-share amounts have been restated to reflect the forward stock split.

On January 20, 2005, the Company acquired the right to merge with Nova-Plasma Incorporated, a Canadian based technology provider of high barrier and ultra high barrier costing and processes in the flat panel display industry.  The parties are still negotiating the terms of the proposed merger.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $109,261 for the period from inception, May 1, 2002, to March 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its specialty educational services. Management has plans to seek additional capital through a public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

MARCH 31, 2005

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

f)

   Basic and Diluted Loss per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At March 31, 2005, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.

NOTE PAYABLE TO THIRD PARTY

The President and Chief Executive Officer advanced the Company $5,000 for operations. The advance is secured by a promissory note, does not bear interest and is due on demand. This note was transferred to Premier National Studios Inc. on November 26, 2004 under the same terms and conditions.

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited – Prepared by Management)

(Stated in U.S. Dollars)

5.

SUBSEQUENT EVENTS

On

April 28, 2005, the Company announced the resignation of Mr. Paul Legault as officer and director of the Company and the appointment of Mr. Pierre H. Vincent to the board of directors.

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

The Company has been unsuccessful in any of the marketing efforts of its student training and is presently seeking potential acquisitions which would enhance and support the Company’s business plan and add additional value with other potential business opportunities in a like or complementary business. The Company does not have sufficient cash reserves to continue business operations and will be required to raise additional capital in the amount of $100,000 to sustain its business operations for the next three (3) months.  We anticipate that we will require additional financing in the minimum amount of $500,000 in order to continue operations for the next twelve (12) months

On November 18, 2004, the Company effected a 3:1 forward stock split of its common stock and the issued and outstanding common stock after the split became 30,150,000. The authorized capital stock remained at 75,000,000 shares.

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

The Company had a net loss of $52,411 for the nine month period ended March 31, 2005 as compared to a net loss of $8,903 for the same period from the previous year.  Increase in net losses for the period ended March 31, 2005 over net losses for the same period from the previous year is due mainly to an increase in consulting fees, marketing and development costs and program development costs which were incurred due to the Company commencing operations.

The Company had cash of $4,693 and working deficit of $17,261 as at March 31, 2005, compared to cash of $35,164 and working capital $35,150 as at June 30, 2004.  Our decrease in cash and working capital was due to overall operating expenses.

If the merger between the Company and Nova Plasma Technology Inc. occurs then the Company will incur research and development during the next twelve months.  The Company cannot determine the amount of funds which it will incur at this time.  The Company, currently, does not intend to hire any additional employees prior to raising additional capital.

ITEM 3

    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), we carried out an evaluation of the effectiveness of the design and operation of our disclosure and procedures as at March 31, 2005, being the date of our most recently completed fiscal quarter.  This evaluation was carried our under the supervision and participation of Mr. Paul Legault our Secretary/ Treasurer, principal executive officer and principal accounting officer for the period covered by this report.

Based upon the aforementioned evaluation, Mr. Paul Legault has advised present management that he has concluded that the Company's internal control over financial reporting are effective in timely alerting management to material information relating to the Company required to be included in our periodic SEC filings.  There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Not Applicable

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

On April 28, 2005, Mr. Paul Legault resigned as an officer and director of the Company and Mr. Pierre H. Vincent was appointed to the Board of Directors.

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

Anticus International Corporation

Date: May 20, 2005

By:  /s/ Michel Brisson

Name:

Michel Brisson

Title:

President, principal executive officer and principal accounting officer

5