Form 10KSB
period 2005-06-30
ANTICUS INTERNATIONAL CORP
filed 2005-10-17
CIK 1192494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number: 333-101420

Anticus International Corporation

(Exact name of small business issuer as specified in its charter)

2175 rue de la Montagne, Suite 300 Montreal, Quebec, Canada H3G 1Z8 (514) 875-5072 Extension 19 Address of Principal Executive Offices
Nevada	98-0375504

(State of incorporation)	(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] YES [ ] NO

Issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2005, computed by reference to the bid/ask price of $.17 at October 11, 2005 is $5,125,500.

The number of shares outstanding of the Registrant's common stock as of June 30, 2005 was 30,150,000

Transitional Small Business Disclosure Format: [ ] YES [X] NO

I

Anticus International Corporation

Table of Contents
Description of Business	3
Description of Property	4
Legal Proceedings	4
Submission of Matters to a Vote of Security Holders	4
Market for Common Equity and Related Stockholder Matters	5
Recent Sales of Unregistered Securities	6
Management's Discussion and Analysis or Plan of Operations	7
Financial Statements	9
Changes In / Disagreements with Accountants	20
Controls and Procedures	20
Other Information	20
Directors, Executive Officers, Promoters and Control Persons	20
Section 16(a) Beneficial Ownership Reporting Compliance	21
Code of Ethics	21
Executive Compensation	22
Security Ownership of Certain Beneficial Owners and Management	23
Certain Relationships and Related Transactions	24
Exhibits and Reports on Form 8-K	25
Index to Exhibits and Reports	26
Principal Accountant Fees and Services	27
Signatures	28

II

Anticus International Corporation

Description of Business

Anticus International Corporation (the “Corporation”, “we”, “us”, “our” or “Anticus”) was incorporated on May 1, 2002 under the laws of the State of Nevada.

The Corporation has been in the development stage since its formation and has not realized any revenues from its planned operations. Anticus was engaged in the development of specialized educational programs for the food services industry. The Corporation intended to provide job-related training programs for both entry-level employees and also employees of small to medium sized food service establishments.

The Company has been unsuccessful in any of the marketing efforts of its student training and is presently seeking potential acquisitions.

On January 20, 2005, the Company acquired the rights to acquire Nova Plasma Technology Incorporated, a Canadian based provider of high barrier and ultra high barrier coatings and processes for the flat panel industry. On June 03, 2005 we disclosed on Form 8-K that the Agreement and the associated rights acquired by Anticus have expired without a merger occurring between the parties. There are no continuing negotiations with Nova Plasma Technology Incorporated.

On July 19, 2005, Anticus International Corporation (“Anticus”) acquired the rights to enter into a merger agreement with Deltacrypt Technologies, Inc. (“Delta”), a Canadian-based technology developer and provider of versatile encryption technology. Anticus acquired the rights to merge with Delta from 610051 N.B. Inc., a private Canadian corporation, which entered into an agreement with Delta regarding the merger of Delta into a public company (the “Agreement”). Anticus and Deltacrypt are continuing efforts to complete a definitive agreement based on the rights acquired in the agreement with 610051 N.B. Inc. There can be no assurance that this intended merger will be successful. We recently attempted to merge with Nova Plasma Technology Incorporated and were unsuccessful.

Until such time as we complete an acquisition of an operating entity or adopt a new business plan we believe we should be considered a shell company as defined in rule 12b-2 of the Exchange Act. We base this belief on the factors that we have nominal operations and nominal assets.

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our limited operations. Accordingly, there is substantial doubt as to our ability to continue as a going concern. Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended June 30, 2005.

Anticus International Corporation has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

Employees

Currently, the Company has one employee, Mr. Michel Brisson, the Company President and CEO.

Additional information

The common stock of Anticus International Corporation is traded on the NASDAQ Bulletin Board under the symbol ATCI.OB.

The Company has a June 30th fiscal year end.

Anticus International Corporation

Description of Property

Anticus International Corporation has no properties and at this time has no agreements to acquire any properties. Anticus International Corporation operates from offices at 2175 rue de la Montagne, Suite 300, Montreal, Quebec, Canada. Mr. Michel Brisson, the Company President and CEO, provides these facilities to Anticus International Corporation on a rent-free basis.

Legal Proceedings

No legal proceedings were initiated or served upon the Company in the fiscal year ending June 30, 2005.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

On August 19, 2004, the management of Anticus International Corp., a Nevada Corporation ("Corporation"), solicited votes from selected shareholders of record (“Selected Shareholders”) as of August 10, 2004, to consider and act upon a Directors' proposal to approve the forward split of the outstanding shares of the Corporation’s common stock on the basis of three shares for every one share outstanding (3 for 1) shares held. These Selected Shareholders, who held 2,600,000 shares of the total 3,350,000 issued and outstanding shares, approved the above motion in a written resolution. The approximate date on which an information statement was mailed to security holders was August 20, 2004. On September 16, 2004, we effected the forward split of our common shares on the basis of three shares for every one share.

Anticus International Corporation

Market for Common Equity and Related Stockholder Matters

Anticus International Corporation common stock is listed on the NASDAQ Bulletin Board under the symbol “ATCI.OB”. The first trade in the stock of Anticus International Corporation was effected on the OTC/BB on August 12, 2004. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices included below have been obtained from sources believed to be reliable (YAHOO, finance as of October 11, 2005):

				Adjusted
Period Ending	High	Low	Close	Close*

October 2005	$ 0.23	$ 0.16	$ 0.17	$ 0.17
September 2005	0.30	0.16	0.20	0.20
August 2005	0.32	0.19	0.25	0.25
July 2005	0.37	0.12	0.24	0.24
June 2005	0.21	0.10	0.14	0.14
May 2005	0.22	0.12	0.14	0.14
April 2005	0.22	0.14	0.15	0.15
Match 2005	0.30	0.13	0.20	0.20
February 2005	0.47	0.21	0.27	0.27
January 2005	1.01	0.30	0.53	0.53
December 2004	0.65	0.35	0.45	0.45
November 23, 2004		3 : 1 Stock Split
November 2004	3.50	0.25	0.65	0.65
October 2004	0.60	0.08	0.37	0.12
September 2004	0.75	0.11	0.75	0.25
August 2004	0.14	0.11	0.14	0.05
	* Close price adjusted for dividends and splits

Common stock

Anticus International Corporation had 31,792,092 common stock shares issued and outstanding as of September 13, 2005. The issued and outstanding consist of 23,400,000 restricted common shares and 8,392,092 free trading common shares.

On September 16, 2004, the Company effected a 3:1 forward stock split. The issued and outstanding common stock after the split became 10,050,000. On November 18, 2004, the Company effected a 3:1 forward stock split; the issued and outstanding common stock after the split became 30,150,000. The authorized capital stock remained at 75,000,000 shares.

Holders

Anticus International Corporation’s shares of outstanding common stock are held by approximately 41 shareholders of record. Our outstanding common stock is held by an undetermined number of holders in street name which account for 5,762,834 of the outstanding shares.

Anticus International Corporation

Recent Sales of Unregistered Securities

No sales of unregistered securities occurred through the 12 month period ending June 30, 2005.

Common stock options

Subsequent to year end on Oct 12, 2005 the board approved compensation for services as director consisting of 100,000 options with a term of two years at a price of $0.17 per share to the sole board member. Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to additional paid-in capital.

During the year ended June 30, 2005, the Company did not issued any options.

Equity Compensation Plan Information

The Company has a stock compensation plan under which directors are authorized to grant incentive stock options, to a maximum of three million (3,000,000) of the issued and outstanding shares, to directors, employees and consultants of the Company. The plan provides both for the direct award or sale of shares and for the grant of options to purchase Shares. The company filed this plan using form S-8 on June 29, 2005.

The following table provides information as of October 12, 2005 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders(1)(2)	0	$ 0.00	0
Equity compensation plans	100,000	$ 0.17	1,257,908
not approved by shareholders(1)(3)

Total	100,000	$ 0.17	1,257,908

(1) Consists of shares of our common stock issued or remaining available for issuance under our stock compensation plan.
(2) Approved by shareholders of Anticus International Corporation.
(3) The total common stock issued from the maximum 3,000,000 shares authorized under the stock compensation plan as of October 12, 2005 was
1,642,092 shares. During the 12 month period ended June 30 , 2005, a total of 691,000 shares were issued for a valuation of $115,000 for an average of $0.166 per share. Subsequent to the period end 950,917 shares were issued for a valuation of $194,001 for an average of $0.204 per share.

Dividend Policy

Anticus International Corporation has not paid a cash dividend on its common stock in the past 12 months. The Company does not anticipate paying any cash dividends on its common stock in the next 12 month period. The payment of any dividends is at the discretion of the Board of Directors.

Anticus International Corporation

Management's Discussion and Analysis or Plan of Operations

Management Plan of Operations

The Company has been unsuccessful in any of the marketing efforts of its student training and is presently seeking potential acquisitions.

On January 20, 2005, the Company acquired the rights to acquire Nova Plasma Technology Incorporated, a Canadian based provider of high barrier and ultra high barrier coatings and processes for the flat panel industry. On June 03, 2005 we disclosed on Form 8-K that the Agreement and the associated rights acquired by Anticus have expired without a merger occurring between the parties. There are no continuing negotiations with Nova Plasma Technology Incorporated.

On July 19, 2005, Anticus International Corporation (“Anticus”) acquired the rights to enter into a merger agreement with Deltacrypt Technologies, Inc. (“Delta”), a Canadian-based technology developer and provider of versatile encryption technology. Anticus acquired the rights to merge with Delta from 610051 N.B. Inc., a private Canadian corporation, which entered into an agreement with Delta regarding the merger of Delta into a public company (the “Agreement”).

610051 N.B. Inc. is owned by Michele Delisle, who owns 26,252 shares of Anticus, which represents less than 5% of Anticus’ total issued and outstanding shares. A finders fee of up to 1,500,000 common shares may be payable to 610051 N.B. Inc., no shares have been issued as of the date of this report.

Pursuant to the Agreement, the shareholders of Deltacrypt will receive such number of common shares of Anticus as to equal approximately 66.6% of the shares of Anticus’ common stock as calculated after such issuance. The agreement is contingent upon Anticus providing a minimum of $750,000 of additional capital. Anticus is obligated to reduce all of its debts and liabilities to a maximum of $25,000 prior to completion of the acquisition of Deltacrypt. The acquisition is subject to the approval by the shareholders of both Deltacrypt and Anticus. As part of the acquisition, Anticus will change its name to “Deltacrypt Inc.” or a similar name to reflect the new business of Anticus following the acquisition. Anticus will expand its board of directors to five (5).

On September 8, 2005 Anticus and Deltacrypt modified the prior agreement to include an additional condition requiring the acquirer (Anticus or 610051 N.B) to advance Deltacrypt an estimated $27,000 CDN per month from August 1, 2005 to fund Deltacrypt operations until full completion of the merger. All funds advanced are to be applied to the condition requiring Anticus to provide a minimum of $750,000 of available capital to Deltacrypt at the close of the merger.

Anticus and Deltacrypt are continuing efforts to completing a definitive agreement based on the rights acquired in the agreement with 610051 N.B. Inc. There can be no assurance that this intended merger will be successful. We recently attempted to merge with Nova Plasma Technology Incorporated and were unsuccessful.

Until such time as we complete an acquisition of an operating entity or adopt a new business plan we believe we should be considered a shell company as defined in rule 12b-2 of the Exchange Act. We base this belief on the factors that we have nominal operations and nominal assets.

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our limited operations. Accordingly, there is substantial doubt as to our ability to continue as a going concern. Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended June 30, 2005.

Anticus International Corporation

Financial Condition and Results of Operations

During the fiscal year ending June 30, 2005 the Company had no revenues and experienced a net loss for the period of $198,374. Organizational costs of $134,110 and program development costs of $48,700 were primary contributors to net loss.

During the fiscal year ending June 30, 2004 the Company had no revenues and experienced a net loss for the period of $38,587. Comprising the net loss were professional fees of $9,877; office and administration expense of $7,110; program development costs of $9,000; and, website hosting and maintenance costs of $12,600.

The significant difference in net loss for the fiscal years ending June 30, 2005 and June 30, 2004 is primarily due to significant increases and professional fees and program development costs. The addition of marketing and promotion expenses for fiscal year 2005 were generally offset by reductions in office and administration, and website hosting and maintenance expenses.

Liquidity and Capital Resources

During the fiscal year ending June 30, 2005 the Company received $6,078 from financing activities, which was comprised of advances received from a third party. Cash used in operating activities totaled $41,242; resulting in a decrease in cash for the period ending June 30, 2005 of $35,164. Cash at the beginning of the period totaled $35,164 resulting in $-0- cash at the end of the period ending June 30, 2005.

During the fiscal year ending June 30, 2004 the Company received $80,000 from financing activities, which included share capital issued for cash of $75,000 and a note payable to a third party for $5,000. Cash used in operating activities totaled $47,580; resulting in an increase in cash for the period ending June 30, 2004 of $32,420. Cash at the beginning of the period totaled $2,744 resulting in $35,164 cash at the end of the period ending June 30, 2004.

Forward-Looking Statements

Certain statements concerning the Company's plans and intentions included herein may constitute forward-looking statements for purposes of the Securities Litigation Reform Act of 1995 for which the Company claims a safe harbor under that Act. There are a number of factors that may affect the future results of the Company, including, but not limited to, (a) the ability of the Company to obtain additional funding for operations, (b) the continued availability of management to develop the business plan and (c) successful development and market acceptance of the Company’s products.

This annual report may contain both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including, but not limited to, those mentioned above. Moreover, future revenue and margin trends cannot be reliably predicted.

Anticus International Corporation
Financial Statements

Contents
Page
Independent Auditors’ Report	11
Financial Statements
Balance Sheet	12
Statements of Operations	13
Statement of Cash Flows	14
Statement of Stockholders’ Equity	15
Notes to Financial Statements	16 - 18

ANTICUS INTERNATIONAL CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004 (Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Anticus International Corporation (A development stage company)

We have audited the accompanying balance sheets of Anticus International Corporation (a development stage company) as at June 30, 2005 and 2004, and the related statements of operations, cash flows, and stockholders’ equity for each of the two years in the period ended June 30, 2005 and 2004, and for the cumulative period from inception, May 1, 2002, to June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the periods indicated in conformity with U.S. generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company has incurred a net loss of $255,224 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Morgan & Company Chartered Accountants Vancouver, Canada October 3, 2005

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) BALANCE SHEETS (Stated in U.S. Dollars)

		June 30
	2005		2004

ASSETS

Current
Cash	$-		$35,164
Prepaid expenses	1,700		22,993

	$1,700		$58,157

LIABILITIES

Current
Accounts payable and accrued liabilities	$38,846		$18,007
Advances payable (Note 3)	6,078		-
Note payable (Note 4)	5,000		5,000

	49,924		23,007

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
75,000,000 Common shares, par value $0.001 per share

Issued and outstanding:
30,150,000 Common shares at June 30, 2005 and 2004	30,150		30,150

Additional paid-in capital	176,850		61,850

Deficit Accumulated During The Development Stage	(255,224)		(56,850)

	(48,224)		35,150

	$1,700		$58,157

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) STATEMENTS OF OPERATIONS (Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD
			FROM INCEPTION
			MAY 1, 2002
	YEARS ENDED		TO
	JUNE 30		JUNE 30
	2005	2004	2005

Expenses
Organizational costs	$-	$-	$1,000
Professional fees	134,110	9,877	159,422
Office and administration	4,864	7,110	13,802
Marketing and promotion	9,500	-	9,500
Program development costs	48,700	9,000	57,700
Website hosting and maintenance	1,200	12,600	13,800

Net Loss For The Period	$198,374	$38,587	$255,224

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	30,150,000	24,184,422

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) STATEMENTS OF CASH FLOWS (Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD
			FROM INCEPTION
			MAY 1, 2002
	YEARS ENDED		TO
	JUNE 30		JUNE 30
	2005	2004	2005

Cash Flows From Operating Activities
Loss for the period	$(198,374)	$(38,587)	$(255,224)

Adjustments To Reconcile Loss To
Cash Used By Operating Activities
Prepaid expenses	21,293	(22,900)	(1,700)
Accounts payable and accrued liabilities	135,839	13,907	153,846

	(41,242)	(47,580)	(103,078)

Cash Flows From Financing Activities
Share capital issued for cash	-	75,000	92,000
Note payable to third party	-	5,000	5,000
Advances received from third party	6,078	-	6,078

	6,078	80,000	103,078

(Decrease) Increase In Cash For The Period	(35,164)	32,420	-

Cash, Beginning Of Period	35,164	2,744	-

Cash, End Of Period	$-	$35,164	$-

Supplemental Disclosure of Cash Flow Information
Interest Paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Shares to be issued for debt settled (Note 5(b))	$115,000	$-	$115,000

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY PERIOD FROM INCEPTION, MAY 1, 2002, TO JUNE 30, 2005 (Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED

			ADDITIONAL	DURING THE
			PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

May 2002 –
Shares issued for cash at $0.00011	9,000,000	$ 9,000	$ (8,000)	$-	$ 1,000
Loss for the period	-	-	-	(1,013)	(1,013)

Balance, June 30, 2002	9,000,000	9,000	(8,000)	(1,013)	(13)
September 2002 –
Shares issued for cash at $0.0011	14,400,000	14,400	1,600	-	16,000
Loss for the year	-	-	-	(17,250)	(17,250)

Balance – June 30, 2003	23,400,000	23,400	6,400	(18,263)	(1,263)
March 2004 –
Shares issued for cash at $0.011	450,000	450	4,550	-	5,000
May 2004 –
Shares issued for cash at $0.011	6,300,000	6,300	63,700	-	70,000
Loss for the year	-	-	-	(38,587)	(38,587)

Balance, June 30, 2004	3,350,000	30,150	61,850	(56,850)	35,150
Shares to be issued for debt settled (Note 5(b))	-	-	115,000	-	115,000
Loss for the year	-	-	-	(198,374)	(198,374)

Balance, June 30, 2005	30,150,000	$ 30,150	$ 176,850	$ (255,224)	$ (48,224)

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS JUNE 30, 2005 AND 2004 (Stated in U.S. Dollars)

1. NATURE OF OPERATIONS

(a) Organization

The Company was incorporated in the State of Nevada, U.S.A., on May 1, 2002.

(b) Development Stage Activities

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

As described in Note 7(a), the Company is currently pursuing merger negotiations with Delta Crypt Technologies Inc., a privately held Canadian federally incorporated corporation.

The Company was formerly engaged in the development of specialized educational programs for the food services industry. The Company discontinued its involvement in these operations during the year.

(c) Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $255,224 for the period from inception, May 1, 2002, to June 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional financing through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. SIGNIFICANT ACCOUNTING POLICIES

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

(a) Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

(b) Foreign Currency Translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the statements of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statements of operations.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS JUNE 30, 2005 AND 2004 (Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c) Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

(d) Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 – “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2005, the Company has no stock equivalents that were anti-dilutive.

(e) New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3. ADVANCES PAYABLE

	2005	2004

Due to shareholders, non-interest bearing and repayable on demand.	$1,888	$-
Due to Premier National Studios Inc., non-interest bearing and
repayable on demand.	4,190	-

	$6,078	$-

4. NOTES PAYABLE

	2005	2004

Promissory note payable to Premier National Studios Inc.,
non-interest bearing and repayable on demand.	$5,000	$5,000

5. CAPITAL STOCK

(a) Stock Split

On September 16, 2004, the Company effected a 3:1 forward stock split. The issued and outstanding common stock after split became 10,050,000. On November 18, 2004, the Company effected a 3:1 forward stock split, the issued and outstanding common stock after the split became 30,150,000. The authorized capital stock remained at 75,000,000 shares. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the forward stock split.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS JUNE 30, 2005 AND 2004 (Stated in U.S. Dollars)

5. CAPITAL STOCK (Continued)

(b) Debt Settlement

On June 30, 2005, the Company settled $115,000 of accounts payable for 691,175 common shares (250,000 common shares at $0.16 per share, and 441,175 common shares at $0.17 per share). As at June 30, 2005, this amount was included in additional paid-in capital. Subsequent to the year end, on July 7, 2005, the Company issued the 691,175 common shares.

(c) Stock Options

The Company has a stock option plan under which directors are authorized to grant incentive stock options, to a maximum of three million (3,000,000) of the issued and outstanding shares, to directors, employees and consultants of the Company entitling them to purchase common shares.

Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to additional paid-in capital.

During the year ended June 30, 2005, the Company has not issued any options under the plan.

6. RELATED PARTY TRANSACTIONS

Transactions in the normal course of business with companies controlled by a former director and a shareholder were as follows:

(a)	$20,000 (2004 - $24,000) of program development costs incurred with a company controlled by a former director, of which $Nil (2004 - $20,000) has been included in prepaid expenses.

(b)	$13,167 (2004 - $5,457) included in accounts payable, and legal expenses of $13,883 (2004 - $5,027) were incurred with a company controlled by a shareholder.

7. SUBSEQUENT EVENTS

(a)	Subsequent to the year end, the Company has entered into negotiations with Delta Crypt Technologies Inc. (“Delta”) to merge the companies. Delta is a software encryption technology company. The merger is subject to shareholder approval.

(b)	Subsequent to the year end, the Company issued 285,759 common shares from the treasury to settle $34,718 of accounts payable and $1,758 of advances payable.

(c)	Subsequent to the year end, the Company issued 665,158 common shares from the treasury for legal and consulting services in the amount of $157,525

Anticus International Corporation

Changes In / Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as the end of the period covered by this report. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Other Information

None.

Directors, Executive Officers, Promoters and Control Persons

The directors and officers are as follows:

NAME	POSITION(S)	TENURE
Michel Brisson	President and CEO	December 6, 2004 to present
Pierre H. Vincent	Director	April 28, 2005 to present
Office Street Address:	2175 rue de la Montagne, Suite 300
Montreal, Quebec, Canada H3G 1Z8
Telephone:	(514) 875-5072 Extension 19

Mr. Michel Brisson, from January 1996 to December 1997, was the Vice President of sales for SAP France where he was in charge of building the sales organization. From June 1998 to August 1999, Mr. Brisson was Vice-President of sales for SAP Canada where he was in charge of building a competitive sales team and maximizing presence in accounts. Mr. Brisson was appointed Senior Strategic Consultant for SAP EMEA in September 1999 and held that appointment until May 2002. In June 2002, Mr. Brisson was appointed President and CEO of SAP Canada where he was in charge of managing the sales, service and support organization, installing a sales management process, maintaining and developing customer relationships, and creating partner channels to focus software sales. Mr. Brisson left SAP Canada in September 2003. From September 2003 to present, Mr. Brisson has been a private consultant in the field of sales and management.

Mr. Pierre H. Vincent has been the Vice-President of Group Lachance, a portfolio management company located in Montreal, Quebec, since May 2004. Mr. Vincent has also been operating since December 1994 his own investment company that focuses on forestry-type real estate, Immeubles Eau-Bois Inc. Mr. Vincent received a law degree from Laval University in May 1976 and was admitted to the Bar of Quebec in May 1977. In May 1980 he received a Masters in Taxation from the University of Sherbrooke.

Anticus International Corporation

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of Anticus International Corporation, as pertaining to vacancies, shall hold office until his successor is elected and qualified.

The directors of Anticus International Corporation are aware of no petitions or receivership actions having been filed or court appointed as to the business activities, officers, directors, or key personnel of Anticus International Corporation.

There are no familial relationships among the officers and directors, nor are there any arrangements or understanding between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

No non-compete or non-disclosure agreements exist between the management of Anticus International Corporation and any prior or current employer.

All key personnel are employees or under contracts with of Anticus International Corporation

Anticus International Corporation has not, nor proposes to do so in the future, make loans to any of its officers, directors, key personnel, 10% stockholders, relatives thereof, or controllable entities.

Board of Director Meetings and Committees

The Board of Directors held no meetings during the year ended June 30, 2005, but conducted board activities through unanimous consent board resolutions in lieu of meetings.

The board of directors of Anticus International Corporation has determined that for the purpose of and pursuant to the instructions of item 401(e) of regulation S-B titled Audit Committee Financial Expert, Mr. Pierre H. Vincent possesses the attributes of an Audit committee financial expert. Mr. Pierre H. Vincent is the sole Director of Anticus. Anticus does not have a designated Audit Committee and relies on the board of directors to perform those functions. Mr. Pierre H. Vincent is believed to be independent as defined by item 401(e)(ii) of regulation S-B. He receives compensation only through his service as a director and is a stockholder with less than a 5% holding position.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended June 30, 2005 were filed.

Code of Ethics

The Company has always encouraged its employees, including officers and directors to conduct business in an honest and ethical manner. Additionally, it has always been the Company’s policy to comply with all applicable laws and provide accurate and timely disclosure. Despite the foregoing, we currently do not have a formal written code of ethics for either our directors or employees. We do not have a formal written code of ethics because we currently only has one employee, our president/CEO. Our president/CEO is held to the highest degree of ethical standards. Once we expand the executive and management beyond a single executive officer and a sole director, we will adopt a written code of ethics for all of our directors, executive officers and employees.

Anticus International Corporation

Executive Compensation

Compensation Summary

			SUMMARY COMPENSATION TABLE

			Annual Compensation		Award(s)		Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Current Officers/Directors

Michel Brisson	2005	0	0	0	0	0	0	0
President and CEO
	2004	0	0	0	0	0	0	0

Pierre H. Vincent	2005	0	0	0	0	0	0	0
Director
	2004	0	0	0	0	0	0	0

Former Officers/Directors

Denis Galbraith	2004	0	0	0	0	0	0	0
President and Director
5/01/02 – 11/26/04

Tracy Holman	2004	0	0	0	0	0	0	0
CFO and Director
7/15/02 – 08/20/04

Michelle Sedmak	2004	0	0	0	0	0	0	0
Secretary/Treasurer
and Director
7/15/02 – 11/26/04

Paul Legault	2004	0	0	0	0	0	0	0
President, Secretary/Treasurer
11/26/04 – 12/06/04
Director
4/02/04 – 12/06/04

Notes:

As of June 30, 2005, Anticus International Corporation had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

We have not paid members of our Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business during 12 month period ended June 30, 2005.

No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Compensation of Directors

There was no compensation paid to any directors of Anticus International Corporation as director’s fees during 12 month period ended June 30, 2005.

Compensation of directors was contemplated prior to year end but not implemented. Subsequent to year end on Oct 12, 2005 the board approved compensation consisting of 100,000 options with a term of two years at a price of $0.17 per share.

Employment Agreements

The compensation of the president is being considered at this time but no decision has been made on the amount of that compensation or the terms of his continued service. It is expected that some form of compensation to the president for services will be granted in the current 12 month period.

Anticus International Corporation

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned at: June 30, 2005:

Name and Address	Amount and Nature	Percent
of Beneficial Holder	of Beneficial Ownership	of Class

Michel Brisson	0 shares	0%
President, CEO

Pierre H. Vincent	0 shares	0%
Director

Officers and Directors as a Group	0 shares	0%

Dennis Galbraith	14,400,000 shares	47.8%
1480 Oakridge Road
Kelowna, B.C. V1W 3A9

Tracy Holman	5,400,000 shares	17.9%
1119 Hudson Road
Kelowna, B.C. V1Z 1J2

Michelle Sedmak	3,600,000 shares	11.9%
Apt 11 – 1777 Water Street
Kelowna, B.C. V1K 1K4

Richgold Resources S.A.	1,800,000 shares	6.0%
P.O. Box 0832-0610
World Trade Center Panama
Republic of Panama

Total	25,200,000 shares	83.6%

Notes:

1.	Dennis Galbraith, Tracy Holman, and Michelle Sedmak are former officers and/or directors of Anticus International Corporation.

2.	The beneficial owner of Richgold Resources S.A. is Mark Andre Comeau.

Total shares outstanding as of June 30, 2005 were 30,150,000 held by approximately 41 shareholders of record and an undetermined number of holders in street name.

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Anticus International Corporation

Certain Relationships and Related Transactions

During the 12 month period ended June 30 2005, $20,000 (2004 - $24,000) of program development costs incurred with a company controlled by a former director.

During the 12 month period ended June 30 2005, $13,167 (2004 - $5,457) included in accounts payable, and legal expenses of $13,883 (2004 - $5,027) were incurred with a company controlled by a shareholder. This shareholder was not a beneficial holder of 5% of our outstanding common stock.

Anticus International Corporation

Exhibits and Reports on Form 8-K

Reports on Form 8-K

The following lists all Reports on Form 8-K as filed by the registrant during the fiscal year ending June 30, 2005; and all Reports on Form 8-K filed by the registrant as to the date of filing of this Report on Form 10-KSB:

December 2, 2004
Item 5.02: Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.
December 8, 2004
Item 5.02: Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.
January 25, 2005
Item 1.01: Entry into a Material Definitive Agreement.
May 4, 2005
Item 5.02: Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.
June 3, 2005
Item 1.02: Termination of a Material Definitive Agreement.
July 25, 2005
Item 1.01: Entry into a Material Definitive Agreement.
September 19, 2005
Report on Form 8-K/A, Amendment 1
Item 1.01: Entry into a Material Definitive Agreement.
September 30, 2005
Report on Form 8-K/A, Amendment 2
Item 1.01: Entry into a Material Definitive Agreement.

Anticus International Corporation

Index to Exhibits and Reports

Anticus International Corporation includes by reference the following exhibits:

3.1.1	Articles of Incorporation, exhibit 3.1.1 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 18, 2003.
3.1.2	Amendment to Articles of Incorporation, exhibit 3.1.2 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 18, 2003.
3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2,	as
amended;
filed with the Securities and Exchange Commission on December 18, 2003.

4	Anticus International Corporation Stock Compensation Plan 2005 dated June 14, 2005, exhibit 4 as filed with the registrant’s Registration Statement on Form S-8; filed with the Securities and Exchange
Commission on June 29, 2005.

Anticus International Corporation includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer and Principal Accounting Officer
(Rule 13a-14(a)/15d-14(a))
32.1	Certification of Principal Executive Officer and Principal Accounting Officer
(18 U.S.C. 1350)

Anticus International Corporation

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending June 30, 2005 and 2004 were: $4,700 and $2,015, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending June 30, 2005 and 2004 were: $ 3,500 and $0, respectively.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending June 30, 2005 and 2004.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending June 30, 2005 and 2004.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2005. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6) Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

Anticus International Corporation

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anticus International Corporation
Registrant

Date: October 14, 2005	By:	\s\ Michel Brisson, President

Michel Brisson, President
Principal Executive Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 14, 2005	By:	\s\ Michel Brisson, President

Michel Brisson, President
Principal Executive Officer and Principal Accounting Officer

Date: October 14, 2005	By:	\s\ Pierre H. Vincent, Director

Pierre H. Vincent, Director