Form 10QSB
period 2005-09-30
ANTICUS INTERNATIONAL CORP
filed 2005-11-25
CIK 1192494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from	to
	COMMISSION FILE NUMBER:	333-101420

ANTICUS INTERNATIONAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0375504

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2175 rue de la Montagne, Suite 300
Montreal, Quebec, Canada H3G 1Z8
(Address of principal executive offices)

(514) 875-5072 Extension 19
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.	Yes [X]	No [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	Yes [X]	No [	]

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2005: 31,792,092 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

ANTICUS INTERNATIONAL CORPORATION

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) INTERIM BALANCE SHEETS (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

		June 30, 2005
	September 30, 2005	(Audited)

ASSETS
Current Assets
Prepaid expenses	$1,400	$1,700

Total assets	$1,400	$1,700

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	17,866	38,846
Advances payable (Note 4)	4,640	6,078
Note payable (Note 5)	5,000	5,000

Total liabilities	27,506	49,924

Stockholders’ Equity
Authorized common stock:
75,000,000 shares with a par value of $0.001
Issued and outstanding:
31,792,092 common shares at September 30, 2005	31,792
30,150,000 common shares at June 30, 2005		30,150
Additional paid-in capital	369,210	176,850
Deficit accumulated during the development stage	(427,108)	(255,224)

Total Stockholders’ Equity	(26,106)	(48,224)

Total Liabilities and Stockholders’ Equity	$1,400	$1,700

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) INTERIM STATEMENT OF OPERATIONS (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

			Cumulative Amounts
			from
			Date of Incorporation
			May 1, 2002
	Three Month Period Ended		Through
	September 30,		September 30,
	2005	2004	2005

Operating Expenses
Bank charges	$ 0	$106	$438
Consulting	8,627	8,700	42,327
Office and administration	(432)	362	12,631
Organizational costs	0	0	1,000
Professional fees	87,300	453	246,723
Program development costs	0	300	24,000
Internet market development	76,000	0	76,000
Marketing & promotional costs	0	9,500	9,500
Website development	389	6,000	14,489

Loss Before Other Expenses	171,884	25,421	427,018

Net Loss for Period	171,884	25,421	427,018

Basic and Diluted Loss per Common Share	$ (0.00)	$(0.01)

Weighted average number of common shares outstanding	31,792,092	10,050,000

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, May 1, 2002
Shares issued for cash at $0.001	9,000,000	$ 9,000	$ (8,000)	$ 0	$ 1,000

Net loss for the period	0	0	0	(1,013)	(1,013)

Balance, June 30, 2002	9,000,000	9,000	(8,000)	(1,013)	(13)

July 15, 2002
Shares issued for cash at $0.01	14,400,000	14,400	1,600	0	16,000

Net loss for the year	0	0	0	(17,250)	(17,250)

Balance, June 30, 2003	23,400,000	23,400	(6,400)	(18,263)	(1,263)

March 31, 2004
Shares issued for cash at $0.10	450,000	450	4,550	0	5,000

May 31, 2004
Shares issued for cash at $0.10	6,300,000	6,300	63,700	0	70,000

Net loss for the year	0	0	0	(38,587)	(38,587)

Balance, June 30, 2004	3,350,000	30,150	61,850	(56,850)	35,150

Shares to be issued for debt settled
(Note 6(b))	0	0	115,000	0	115,000

Net loss for the year	0	0	0	(198,374)	(198,374)

Balance, June 30, 2005	30,150,000	30,150	176,850	(255,224)	(48,224)

July 07, 2005
Shares issued for debt settled
(Note 6(b))	691,175	691	(691)	0	0

July 15, 2005
Shares issued for debt settled
(Note 6(b))	233,090	233	23,076	0	23,309

July 25, 2005
Shares issued for debt settled
(Note 6(b))	116,286	116	16,903	0	17,019

August 16, 2005
Shares issued for debt settled
(Note 6(b))	152,669	153	37,104	0	37,167

September 12, 2005
Shares issued for debt settled
(Note 6(b))	448,872	449	116,058	0	116,507

Net loss for the period	0	0	0	(171,884)	(171,884)

Balance, September 30, 2005	31,792,092	31,792	369,210	(427,108)	(26,106)

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) INTERIM STATEMENT OF CASH FLOWS (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

			Cumulative amounts
			from
			Date of Incorporation
			May 1, 2002
	Three Month Period Ended		Through
	September 30,		September 30,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the Period	$ (171,884)	$(25,421)	$(427,108)
Debt settled for shares	194,002	0	309,002
Adjustments to reconcile net loss to
net cash used in operating activities
Decrease (increase) in prepaid expenses	300	6,393	(1,400)
Increase (decrease) in accounts payable	(20,980)	(10,935)	17,866

NET CASH USED IN OPERATING ACTIVITY	1,438	(29,963)	(101,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	92,000
Note payable to third party	0	0	5,000
Advances received from third party	(1,438)	0	4,640

NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,438)	0	101,640

NET CHANGE IN CASH	0	(29,963)	0

CASH AT BEGINNING OF PERIOD	$0	$35,164	0

CASH AT END OF PERIOD	$0	$5,201	$0

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
Cash paid for income taxes	$0	$0	$0
Cash paid for interest	$0	$0	$0
Shares issued for debt settled (Note 6(b))	$ 309,002	$0	$309,002

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS SEPTEMBER 30, 2005 (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

Note 1 - Basis of Presentation

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company’s audited June 30, 2005 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company’s June 30, 2005 audited financial statements.

Note 2 – Nature of Operations

a. Organization

The Company was incorporated in the State of Nevada, U.S.A., on May 1, 2002.

b. Development Stage Activities

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

c. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $427,108 for the period from inception, May 1, 2002, to September 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional financing through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. The application of Canadian generally accepted accounting principles to these financial statements would not result in material measurement or disclosure differences. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a) Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS SEPTEMBER 30, 2005 (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

b) Foreign Currency Translation

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

c) Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

d) Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 – “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2005, the Company has no stock equivalents that were anti-dilutive.

e) New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 4 – Advances Payable

	September 30	June 30
	2005	2005

Due to shareholders, non-interest bearing and repayable on demand.	$450	$1,888
Due to Premier National Studios Inc., non-interest bearing and repayable on demand.	4,190	4,190

	$4,640	$6,078

Note 5 – Notes Payable

	September 30	June 30
	2005	2005

Promissory note payable to Premier National Studios Inc., non-interest bearing and
repayable on demand.	$ 5,000 $	5,000

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS SEPTEMBER 30, 2005 (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

Note 6 – Capital Stock

a) Stock Split

On August 19, 2004, the Company effected a 3:1 forward stock split. The issued and outstanding common stock after split became 10,050,000. On November 18, 2004, the Company effected a 3:1 forward stock split, the issued and outstanding common stock after the split became 30,150,000. The authorized capital stock remained at 75,000,000 shares.

All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the forward stock split.

b) Debt Settlement

On June 30, 2005, the Company settled $115,000 of accounts payable for 691,175 common shares (250,000 common shares at $0.16 per share, and 441,175 common shares at $0.17 per share). As at June 30, 2005, this amount was included in additional paid-in capital. Subsequent to the year end, on July 7, 2005, the Company issued the 691,175 common shares.

On July 15, 2005, the Company settled $23,309 of accounts payable for 233,090 common shares at $0.10 per share. On July 25, 2005, the Company settled $17,019 of accounts payable for 116,286 common shares (50,000 common shares at $0.115 per share, and 66,286 common shares at $0.17 per share). On August 16, 2005, the Company settled $37,167 of accounts payable for 152,669 common shares (100,000 common shares at $0.24 per share, and 52,669 common shares at $0.25 per share). On September 12, 2005, the Company settled $116,507 of accounts payable for 448,872 common shares (20,000 common shares at $0.25 per share, 200,000 common shares at $0.26 per share, 195,692 common shares at $0.26 per share, and 33,180 common shares at $0.26 per share).

c) Stock Options

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

During the period ended September 30, 2005, the Company has not issued any options under the plan.

Note 7 – Subsequent Events

Under the plan on October 12, 2005 the company granted 100,000 options to a director of the company. The options are at $0.17 and expire October 11th 2007

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

This statement may include projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

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

Anticus and Deltacrypt may be unable to complete the intended merger based on the rights acquired in the agreement with 610051 N.B. Inc. Deltacrypt was to provide a detailed market commercialization plan to assist Anticus in efforts to provide the $750,000 in available capital which was a condition of the merger. The materials provided were not sufficient and has resulted in Anticus being unable to secure the required capital to complete the merger. We are discussing alternatives with Deltacrypt. There can be no assurance that this intended merger will be successful. We recently attempted to merge with Nova Plasma Technology Incorporated and were unsuccessful Anticus believes that under the current terms a merger with Deltacrypt is very unlikely.

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

Financial Summary

Results of Operations for the Three-Months Ended September 30, 2005

The Company reports a net loss of $171,884 for the three-months ended September 30, 2005 versus a net loss of $25,421 for the three-months ended September 30, 2004.

The net loss for the three-months ended September 30, 2005 of $171,884 is entirely comprised of loss from operations. Professional fees for the period were $87,300; Internet market development expenses totaled $76,000; and consulting expenses during the period were $8,627.

The comparative loss from operations for the three-months ended September 30, 2004 was $25,421. Marketing and promotional costs were $9,500, consulting expenses totaled $8,700; and, website development expenses were $6,000.

The increase in operational expenses for the three-month period ending September 30, 2005 as compared to the three-month period ending September 30, 2004; was approximately $145,000. This significant increase was primarily due to an increase in professional fees expenses of approximately $87,000; and, an increase in Internet Market development of $76,000.

The internet marketing expenditures were related to the planned Deltacrypt merger. One of the areas where the company intended to market the Deltacrypt software was in the area of Movie over the Internet. The work done was the potential to penetrate the market of the major studios and resellers of movies that intend to sell the products over the internet.

Liquidity and Capital Resources

During the three-months ended September 30, 2005 the Company's cash position remained static at $-0-. Net cash provided by operating activities totaled $1,438; and, $1,438 was used in financing activities.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None, for the period ending September 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 16, 2005, the Company settled $24,000 of accounts payable for services for 100,000 common shares at $0.24 per share. On September 12, 2005, the Company settled $52,000 of accounts payable for services for 200,000 common shares at $0.26 per share. The shares were issued to Premier National Studios, Inc. for services related to developing markets related to the intended Deltacrypt merger.

These shares of stock were issued in a transaction we believe to be exempt from registration under Section 4(2) of the Securities Act. The recipients of our stock were accredited investors as defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act, and those individuals or entities took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid. The securities were originally issued in without a restrictive legend and are being retrieved from the holder for reissue with the proper restrictive legend pursuant to Rule 144 placed on the certificates.

Other Equity Activity

On June 30, 2005, the Company settled $115,000 of accounts payable for services for 691,175 common shares (250,000 common shares at $0.16 per share, and 441,175 common shares at $0.17 per share). Subsequent to the year end, on July 7, 2005, the Company issued the 691,175 common shares. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on June 29, 2005.

On July 15, 2005, the Company settled $23,309 of accounts payable for services for 233,090 common shares at $0.10 per share. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on June 29, 2005.

On July 25, 2005, the Company settled $17,019 of accounts payable for services for 116,286 common shares (50,000 common shares at $0.115 per share, and 66,286 common shares at $0.17 per share). The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on June 29, 2005.

On August 16, 2005, the Company settled $13,167 of accounts payable for services for 52,669 common shares at $0.25 per share. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on June 29, 2005.

On September 12, 2005, the Company settled $64,507 of accounts payable for services for 248,872 common shares (20,000 common shares at $0.25 per share, 195,692 common shares at $0.26 per share, and 33,180 common shares at $0.26 per share).The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on June 29, 2005.

On October 12, 2005 the company granted 100,000 options to a director of the company as compensation for services. The options are at $0.17 and expire October 11th 2007.. The options issued were unrestricted pursuant to an S-8 Registration filed with the SEC on June 29, 2005.

Equity Compensation Plan Information

The following table provides information as of September 30, 2005 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders	0	$0.0	0
Equity compensation plans	0	$0.0	1,642,092
not approved by shareholders(1)(2)

Total	0	$ 0.0	1,642,092
(1) Consists of shares of our common stock issued or remaining available for issuance under our stock option plan.
(2) Consists of shares of our common stock registered on form S-8, filed June 29, 2005.

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the period ending September 30, 2005.
Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits
Anticus International Corporation includes herewith the following exhibits:
31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)

Reports on Form 8-K
September 30, 2005 – Report on Form 8-K/A – Anticus International Corporation
re: Section 1, Item 1.01 – Entry Into a Material Definitive Agreement
September 19, 2005 – Report on Form 8-K/A – Anticus International Corporation
re: Section 1, Item 1.01 – Entry Into a Material Definitive Agreement
July 25, 2005 – Report on Form 8-K – Anticus International Corporation
re: Section 1, Item 1.01 – Entry Into a Material Definitive Agreement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anticus International Corporation

Date: November 23, 2005	By: /s/ Michel Brisson, President

Michel Brisson, President
Principal Executive Officer
Principal Accounting Officer