Form 10QSB
period 2005-12-31
ANTICUS INTERNATIONAL CORP
filed 2006-02-24
CIK 1192494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2005: 31,943,964 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

	ANTICUS INTERNATIONAL CORPORATION

	Index
		Page
		Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Interim Balance Sheet (unaudited)	3
	Interim Statements of Operations (unaudited)	4
	Interim Statement of Stockholders’ Equity (unaudited)	5
	Interim Statements of Cash Flows (unaudited)	6
	Notes to Financial Statements (unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	11
Item 3.	Controls and Procedures	12
Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14
SIGNATURES		14

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) INTERIM BALANCE SHEETS (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

		June 30, 2005
	December 31, 2005	(Audited)

ASSETS
Current Assets
Prepaid expenses	$1,100	$1,700

Total assets	$1,100	$1,700

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	84,462	38,846
Advances payable (Note 4)	6,078	6,078
Note payable (Note 5)	5,000	5,000

Total liabilities	95,540	49,924

Stockholders’ Deficit
Authorized common stock:
75,000,000 shares with a par value of $0.001
Issued and outstanding:
31,943,964 common shares at December 31, 2005	31,944
30,150,000 common shares at June 30, 2005		30,150
Additional paid-in capital	397,766	176,850
Deficit accumulated during the development stage	(524,150)	(255,224)

Total Stockholders’ Deficit	(94,440)	(48,224)

Total Liabilities and Stockholders’ Deficit	$1,100	$1,700

The accompanying notes are an integral part of these financial statements. 3

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) INTERIM STATEMENT OF OPERATIONS (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

					Cumulative Amounts
					From
					Date of Incorporation
					May 1, 2002
	Three Month Period Ended		Six Month Period Ended		Through
	December 31,		December 31,		December 31,
	2005	2004	2005	2004	2005

Revenue	$ -	$-	$-	$-	$-

Operating expenses:
Bank charges	-	5	-	111	438
Consulting	-	-	8,627	8,700	42,327
Office and administration	13	1,058	(420)	1,420	12,644
Organization costs	-	-	-	-	1,000
Professional fees	96,179	9,589	183,479	10,042	342,901
Program development costs	-	6,000	-	12,000	24,000
Internet market development	-	-	76,000	-	76,000
Marketing and promotional costs	550	-	550	9,500	10,050
Website development and maintenance costs	300	300	690	600	14,790

Loss before income taxes	(97,042)	(16,952)	(268,926)	(42,373)	(524,150)

Income tax expense	-	-	-	-	-

Net loss	$ (97,042)	$(16,952)	$(268,926)	$(42,373)	$(524,150)

Basic and diluted net loss per share	$ (0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding	31,910,554	30,150,000	31,570,705	30,150,000

The accompanying notes are an integral part of these financial statements. 4

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, May 1, 2002
Shares issued for cash at $0.001	9,000,000	$ 9,000	$ (8,000)	$ 0	$ 1,000
Net loss for the period	0	0	0	(1,013)	(1,013)

Balance, June 30, 2002	9,000,000	9,000	(8,000)	(1,013)	(13)
July 15, 2002
Shares issued for cash at $0.01	14,400,000	14,400	1,600	0	16,000
Net loss for the year	0	0	0	(17,250)	(17,250)

Balance, June 30, 2003	23,400,000	23,400	(6,400)	(18,263)	(1,263)
March 31, 2004
Shares issued for cash at $0.10	450,000	450	4,550	0	5,000
May 31, 2004
Shares issued for cash at $0.10	6,300,000	6,300	63,700	0	70,000
Net loss for the year	0	0	0	(38,587)	(38,587)

Balance, June 30, 2004	3,350,000	30,150	61,850	(56,850)	35,150

Shares to be issued for debt settled
(Note 6(b))	0	0	115,000	0	115,000
Net loss for the year	0	0	0	(198,374)	(198,374)

Balance, June 30, 2005	30,150,000	30,150	176,850	(255,224)	(48,224)
July 07, 2005
Shares issued for debt settled (Note 6(b))	691,175	691	(691)	0	0
July 15, 2005
Shares issued for debt settled (Note 6(b))	233,090	233	23,076	0	23,309
July 25, 2005
Shares issued for debt settled (Note 6(b))	116,286	116	16,903	0	17,019
August 16, 2005
Shares issued for debt settled (Note 6(b))	152,669	153	37,104	0	37,167
September 12, 2005
Shares issued for debt settled (Note 6(b))	448,872	449	116,058	0	116,507
Net loss for the period	0	0	0	(171,884)	(171,884)

Balance, September 30, 2005	31,792,092	31,792	369,210	(427,108)	(26,106)
October 1, 2005
Cancellation of shares issued for debt settlement	(20,000)	(20)	(4,980)	0	(5,000)
October 18, 2005
Shares issued for services	171,872	172	31,796	0	31,968
October 25, 2005
Recognized compensation on option grant	0	0	1,740	0	1,740
Net loss for the period	0	0	0	(97,042)	(97,042)

Balance, December 31, 2005	31,943,964	$ 31,944	$ 397,766	$ (524,150)	$ (94,440)

The accompanying notes are an integral part of these financial statements. 5

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) INTERIM STATEMENT OF CASH FLOWS (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

			Cumulative amounts
			From
			Date of Incorporation
			May 1, 2002
	Six Month Period Ended		Through
	December 31,		December 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the Period	$ (268,926)	$(42,373)	$(524,150)
Shares issued for services	31,968	0	31,968

Compensation recognized on option grant	1,740	0	1,740
Adjustments to reconcile net loss to
net cash used in operating activities
Decrease (increase) in prepaid expenses	600	12,693	(1,100)
Increase (decrease) in accounts payable	234,618	(7,863)	388,464

NET CASH USED IN OPERATING ACTIVITY	0	(37,543)	(103,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	92,000
Note payable to third party	0	0	5,000
Advances received from third party	0	7,078	6,078

NET CASH PROVIDED BY FINANCING ACTIVITIES	0	7,078	103,078

NET CHANGE IN CASH	0	(30,465)	0

CASH AT BEGINNING OF PERIOD	$0	$35,164	0

CASH AT END OF PERIOD	$0	$4,699	$0

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
Cash paid for income taxes	$0	$0
Cash paid for interest	$0	$0
Shares issued for debt settled (Note 6(b))	$ 189,002	$0
Shares issued for services (Note 6(b))	$ 31,968	$0

The accompanying notes are an integral part of these financial statements. 6

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS DECEMBER 31, 2005 (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

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

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

The Company was formerly engaged in the development of specialized educational programs for the food services industry. The Company discontinued its involvement in these operations during the year.

c.	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $(524,150) for the period from inception, May 1, 2002, to December 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional financing through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS DECEMBER 31, 2005 (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

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

In accordance with Statement of Financial Accounting Standards No. 128 – “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2005, the Company had 100,000 stock options outstanding which would be included in the compensation of diluted loss per share. The weighted average shares outstanding for the diluted loss per share computation is 31,434,335 for the six month period ended December 31, 2005, and 31,985,482 for the three month period ended December 31, 2005.

e)	New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 4 – Advances Payable

December 31,
2005

Due to shareholders, non-interest bearing and repayable on demand	$1,888
Due to Premier National Studies Inc., non-interest bearing and repayable on demand	4,190

$6,078

Note 5 – Notes Payable

December 31,
2005

Promissory note payable to Premier National Studies Inc., non-interest bearing
and repayable on demand	$5,000

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS DECEMBER 31, 2005 (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

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

b)	Common Stock Issuances

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

On October 1, 2005, an issuance of 20,000 shares of common stock to a Company attorney was rejected upon receipt and subsequently returned for cancellation. The Company decreased equity by the $5,000 value assigned to the shares and increased accounts payable by the same amount.

On October 18, 2005, the Company issued 171,872 shares of its common stock for professional services valued at $31,968.

On or about December 15, 2005 the Company signed a Letter of Intent to acquire MD Technologies Inc., Costal Inc., and Redal Inc. the worldwide exclusive license microbiological process (Known as “Prolactis”) for the production of yeast used in animal feed through the treatment of by-products from the production of cheese as well as waste and overdue products from the beer and soft drink industries.

On or about October 1, 2005, the Company issued 125,000 restricted shares in expectation to pay for professional services. The services were not rendered as agreed and the returned for cancellation prior to being released to the intended party.

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

Under the plan of October 12, 2005, the Company granted 100,000 options to a director of the Company. The Company recognized a charge to operations of $1,740, the fair value of the options on the date grant.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS DECEMBER 31, 2005 (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

Note 7 – Contingencies

The Company’s agreement to acquire Deltacrypt was modified on September 8, 2005, and under the modified terms, the Company agreed to make advances to Deltacrypt estimated at $27,000 CDN per month from August 1, 2005 to fund Deltacrypt operations until full completion of the merger. All funds advanced are to be applied to the condition requiring Anticus to provide a minimum of $750,000 of available capital to Deltacrypt at the close of the merger. The Company is in the process of terminating this agreement with Deltacrypt as of December 31, 2005, has paid no money or accrued any liability towards this potential obligation to Deltacrypt.

Note 8 – Subsequent Events

On or about January 23, 2006, the Company granted 100,000 options to a director of the Company at $0.085 exercisable before December 31, 2007.

The options granted on October 12, 2005 were cancelled and the Company granted the same director 100,000 options at $0.085 exercisable before December 31, 2007. On or about January 23, 2006 the Company settled $14,685 of accounts payable for 172,765 shares at $0.085.

On or about January 27, 2006 the Company entered an agreement for the acquisition of the worldwide exclusive license to the biological process known as “Prolactis” in consideration of two million one hundred thousand (2,100,000) common shares. Pursuant to the terms of the agreement this amount shall represent no less than 10 percent of the issued and outstanding common shares. In support of this transaction, the Company’s founders have expressed an intent to return to treasury for cancellation, a maximum of thirteen million five hundred thousand (13,500,000) shares issued to them. In the event these founders do not return these outstanding shares, the company would have to issue additional shares as consideration for the license.

On February 7, 2006, the 125,000 restricted shares issued on October 1, 2005 in expectation to pay for professional services, were remitted to the transfer agent for cancellation. The shares were never released to the intended party.

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

Financial Summary

Results of Operations for the Three-Months Ended December 31, 2005 and 2004

The Company reports a net loss of $97,042 for the three-months ended December 31, 2005 versus a net loss of $16,952 for the three-months ended December 31, 2004.

The net loss for the three-months ended December 31, 2005 primarily consisted of professional fees totaling $96,179.

The comparative loss from operations for the three-months ended December 31, 2004 was $16,952, which consisted primarily of professional fees amounting to $9,589, program development costs of $6,000, and office expenses of $1,058.

Results of Operations for the Six-Months Ended December 31, 2005 and 2004

The Company reports a net loss of $268,926 for the six-months ended December 31, 2005 compared to a net loss of $42,373 for the six-months ended December 31, 2004.

The net loss for the six-months ended December 31, 2005 of $268,926 is entirely comprised of loss from operations. Professional fees for the period were $183,479; Internet market development expenses totaled $76,000; and, consulting expenses during the period were $8,627.

The internet marketing expenditures were related to the planned Deltacrypt merger. One of the areas where the company intended to market the Deltacrypt software was in the area of Movie over the Internet. The work done was the potential to penetrate the market of the major studios and resellers of movies that intend to sell the products over the internet.

Liquidity and Capital Resources

During the three-months ended December 31, 2005 the Company's cash position remained static at $-0-. The Company is currently operating through shareholder advances and issuance of stock for services and cancellation of indebtedness due professionals and others who have provided services to the Company.

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

The agreement was contingent upon Anticus providing a minimum of $750,000 of additional capital.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

On September 8, 2005 Anticus and Deltacrypt modified the prior agreement to include an additional condition requiring the acquirer (Anticus or 610051 N.B) to advance Deltacrypt an estimated $27,000 CDN per month from August 1, 2005 to fund Deltacrypt operations until full completion of the merger. All funds advanced were to be applied to the condition requiring Anticus to provide a minimum of $750,000 of available capital to Deltacrypt at the close of the merger.

Anticus will not continue to pursue the intended merger with Deltacrypt. Deltacrypt was to provide a detailed market commercialization plan to assist Anticus in efforts to provide the $750,000 in available capital which was a condition of the merger. The materials provided were not sufficient and has resulted in Anticus being unable to secure the required capital to complete the merger. We have not had any communication with Deltacrypt since December of 2005. We will not pay any finders fees related to this unsuccessful transaction and would contest any claims made by Deltacrypt related to the September 8, 2005 modifications to the agreement.

On December 16, 2005 we announced that the Board of Directors has signed a Letter of Intent to acquire from MD Technologies Inc., Costal Inc. and Redal Inc., the worldwide exclusive license to a microbiological process (known as "Prolactis") for the production of yeast used in animal feed through the treatment of by products from the production of cheese as well as waste and overdue products from the beer and soft drink industries.

The Process provides, through the use of a bioreactor, for the bioconversion of lactose and other sugar, into high proteins biomass, literally transforming waste and by products into water and yeast to be used in animal feed. The Process has been developed by Jacques Goulet, Ph.D., agr., professor at Laval University in Quebec City, Quebec, Michel Deblois, engineer, and Lucien Pomerleau, M.Sc., agr. Worldwide patents are pending.

On February 3, 2005 Anticus announced that it has signed an agreement for the acquisition of the worldwide exclusive license to the microbiological process known as "Prolactis." On February 14, 2005 Anticus announced the appointment of Mr. Henri Baudet and Dr. Xin Zhao to the Board of Directors.

Mr. Baudet began his career in the banking industry in 1970 in Geneva, Switzerland. He held different management positions in several fields such as administration, stocks and bounds, financial management and corporate finance. In 1986, he was appointed Vice-President at Banque de Depot (a Latsis Group Bank) as head of the Private Customers Division. In 1989 he became Director of JP Jordan & Cie SA, a renowned portfolio management company in Geneva. In 1997, with other partners he founded his own company, AS-B & Cie Sa, based in Geneva dedicated to asset management for private clients. Over the years, Mr. Baudet has developed a great knowledge in Financial Mechanisms as well as an impressive list of contacts in the financial community.

Dr. Xin Zhao is professor and Chair at the Department of Animal Science at Mc Gill University, Montreal, Quebec. In 1989, Dr. Zhao obtained a PHD from Cornell University in animal science Minors in physiology and nutrition. He had previously obtained a Master of Science from Nanjing Agricultural University in China. Over the years, Dr. Zhao has contributed to the publication of numerous articles in specialized Journals.

Both nominations are to be effective March 1st 2006.

We recently attempted to merge with Nova Plasma Technology Incorporated and were unsuccessful. We then attempted to merge with Deltacrypt and were unsuccessful. We intend to close on our agreement for the acquisition of the worldwide exclusive license to the microbiological process known as "Prolactis" soon. There can be no guarantee that this will occur. Upon closing we will adopt a new business plan and pursue the opportunities presented by that license.

However, until such time as we complete an acquisition of an operating entity or adopt a new business plan we believe we should be considered a shell company as defined in rule 12b-2 of the Exchange Act. We base this belief on the factors that we have nominal operations and nominal assets.

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

Item 1. Legal Proceedings

None, for the period ending December 31, 2005

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No sales of unregistered equity securities occurred during the three month period ended December 31, 2005.

Other Equity Activity

On October 18, 2005, the Company issued 171,872 shares of its common stock for professional services valued at $31,968. The shares were issued unrestricted pursuant to an S-8 Registration filed with the SEC on June 29,2005.

On October 12, 2005 the company granted 100,000 options to a director of the company as compensation for services. These options were cancelled on January 23, 2006 and 100,000 new options were granted. The new options are at $0.085 and expire December 31, 2007. The options issued were unrestricted pursuant to an S-8 Registration filed with the SEC on June 29, 2005.

On January 23, 2006 the company granted 100,000 options to a director of the company as compensation for services. The options are at $0.085 and expire December 31, 2007. The options issued were unrestricted pursuant to an S-8 Registration filed with the SEC on June 29, 2005 On January 23, 2006, the Company issued 172,765 shares of its common stock for professional services valued at $14,865. The shares were issued unrestricted pursuant to an S-8 Registration filed with the SEC on June 29,2005.

Equity Compensation Plan Information

The following table provides information as of February 23, 2005 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders	0	$0.00	0
Equity compensation plans	200,000	$0.085	813,271
not approved by shareholders(1)(2)

Total	200,000	$ 0.085	813,271
(1) Consists of shares of our common stock issued or remaining available for issuance under our stock option plan.
(2) Consists of shares of our common stock registered on form S-8, filed June 29, 2005.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the period ending December 31, 2005
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K

Exhibits

Anticus International Corporation includes herewith the following exhibits:
31.1 Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1 Certification of Principal Executive Officer (18 U.S.C. 1350)

Reports on Form 8-K

February 10, 2006 – Report on Form 8-K – Anticus International Corporation
re: Section 4, Item 4.01 – Change in Registrant’s Certifying Accountant
December 1, 2005 – Report on Form 8-K – Anticus International Corporation
re: Section 5, Item 5.02 – Departure of Director; Appointment of Director
re: Section 8, Item 8.01 – Other Events – Press Release

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anticus International Corporation

Date: February 23, 2006	By: /s/ Mr. Gilles Varin, President

Gilles Varin, President
Principal Executive Officer
Principal Accounting Officer