Form 10QSB
period 2006-03-31
ANTICUS INTERNATIONAL CORP
filed 2006-06-05
CIK 1192494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
requirements for the past 90 days.	Yes [X]	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	Yes [ ]	No [X]

The number of shares outstanding of each of the issuer's classes of common equity as of May 25, 2006: 34,854,229 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

ANTICUS INTERNATIONAL CORPORATION Index

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) INTERIM BALANCE SHEET (UNAUDITED) (STATED IN U.S. DOLLARS)

March 31, 2006
ASSETS
Current Assets
Prepaid expenses	$800

Total assets	$800

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$107,562
Advances payable (Note 4)	6,078
Note payable (Note 5)	5,000

Total current liabilities	118,640

Stockholders’ Deficit
Authorized common stock:
75,000,000 shares with a par value of $0.001
Issued and outstanding:
32,116,729 common shares at March 31, 2006	32,117
Additional paid-in capital	415,738
Deficit accumulated during the development stage	(565,695)

Total stockholders’ deficit	(117,840)

Total liabilities and stockholders’ deficit	$800

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) INTERIM STATEMENTS OF OPERATIONS (UNAUDITED) (STATED IN U.S. DOLLARS)

					From Inception
					(May 1, 2002)
	Three Month Period Ended		Nine Month Period Ended		Through
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006

Revenue	$ -	$-	$-	$-	$-

Operating expenses:
Bank charges	-	31	-	142	438
Consulting	-	-	8,627	8,700	42,327
Office and administration	-	845	(420)	2,264	12,644
Organization costs	-	-	-	-	1,000
Professional fees	40,675	2,863	224,154	12,905	383,576
Program development costs	-	6,000	-	18,000	24,000
Internet market development	-	-	76,000	-	76,000
Marketing and promotional costs	570	-	1,120	9,500	10,620
Website development and maintenance costs	300	300	990	900	15,090

Loss before income taxes	(41,545)	(10,039)	(310,471)	(52,411)	(565,695)

Income tax expense	-	-	-	-	-

Net loss	$ (41,545)	$(10,039)	$(310,471)	$(52,411)	$(565,695)

Basic and diluted net loss per share	$ (0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding	32,072,578	30,150,000	29,054,126	30,150,000

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED) (STATED IN U.S. DOLLARS)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception, May 1, 2002
Shares issued for cash at $0.001	9,000,000	$ 9,000	$ (8,000)	$ 0	$ 1,000
Net loss for the period	0	0	0	(1,013)	(1,013)

Balance, June 30, 2002	9,000,000	9,000	(8,000)	(1,013)	(13)
July 15, 2002
Shares issued for cash at $0.01	14,400,000	14,400	1,600	0	16,000
Net loss for the year	0	0	0	(17,250)	(17,250)

Balance, June 30, 2003	23,400,000	23,400	(6,400)	(18,263)	(1,263)
March 31, 2004
Shares issued for cash at $0.10	450,000	450	4,550	0	5,000
May 31, 2004
Shares issued for cash at $0.10	6,300,000	6,300	63,700	0	70,000
Net loss for the year	0	0	0	(38,587)	(38,587)

Balance, June 30, 2004	30,150,000	30,150	61,850	(56,850)	35,150

Shares to be issued for debt settled
(Note 6(b))	0	0	115,000	0	115,000
Net loss for the year	0	0	0	(198,374)	(198,374)

Balance, June 30, 2005	30,150,000	30,150	176,850	(255,224)	(48,224)
July 07, 2005
Shares issued for debt settled (Note 6(b))	691,175	691	(691)	0	0
July 15, 2005
Shares issued for debt settled (Note 6(b))	233,090	233	23,076	0	23,309
July 25, 2005
Shares issued for debt settled (Note 6(b))	116,286	116	16,903	0	17,019
August 16, 2005
Shares issued for debt settled (Note 6(b))	152,669	153	37,014	0	37,167
September 12, 2005
Shares issued for debt settled (Note 6(b))	448,872	449	116,058	0	116,507
Net loss for the period	0	0	0	(171,884)	(171,884)

Balance, September 30, 2005	31,792,092	31,792	369,210	(427,108)	(26,106)
October 1, 2005
Cancellation of shares issued for debt settlement	(20,000)	(20)	(4,980)	0	(5,000)
October 18, 2005
Shares issued for services	171,872	172	31,796	0	31,968
October 25, 2005
Recognized compensation on option grant	0	0	1,740	0	1,740
Net loss for the period	0	0	0	(97,042)	(97,042)

Balance, December 31, 2005	31,943,964	$ 31,944	$ 397,766	$ (524,150)	$ (94,440)

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED) (STATED IN U.S. DOLLARS)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

January 23, 2006
Recognized compensation on option grants	0	$0	$ 3,460	$ 0	$ 3,460
January 27, 2006
Shares issued for debt settled (Note 6(b))	172,765	173	14,512	0	14,685
Net loss for the period	0	0	0	(41,545)	(41,545)

Balance, March 31, 2006	32,116,729	$ 32,117	$ 415,738	$ (565,695)	$ (117,840)

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED) (STATED IN U.S. DOLLARS)

			From Inception
			(May 1, 2002)
	Nine Month Period Ended		Through
	March 31,		March 31,
	2006	2005	2006

Cash flows from operating activities
Net Loss for the period	$ (310,471)	$(52,411)	$(565,695)
Shares issued for services	31,968	-	31,968
Compensation recognized on option grant	5,200	-	5,200
Adjustments to reconcile net loss to
net cash used in operating activities
Decrease (increase) in prepaid expenses	900	18,993	(800)
Increase (decrease) in accounts payable	272,403	(6,066)	426,249

NET CASH USED IN OPERATING ACTIVITIES	-	(39,484)	(103,078)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	92,000
Proceeds received from note payable to third party	-	-	5,000
Advance received from third party	-	9,013	6,078

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	9,013	103,078

NET CHANGE IN CASH	-	(30,471)	-
CASH AT BEGINNING OF PERIOD	$-	$35,164	-

CASH AT END OF PERIOD	$-	$4,693	$-

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Shares issued for debt settled (Note 6(b))	$ 203,687	$-	$318,687

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS MARCH 31, 2006 (UNAUDITED) (STATED IN U.S. DOLLARS)

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

The Company was formerly engaged in the development of specialized educational programs for the food services industry. The Company discontinued its involvement in these operations.

The Company is currently developing business opportunities relate to its purchase of a license to a process which converts waste materials from beer, soft drink and cheese manufacturers into yeast.

c.	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $(565,695) for the period from inception, May 1, 2002, to March 31, 2006, and has not generated any revenue since its inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management plans to seek additional financing through a private placement. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS MARCH 31, 2006 (UNAUDITED) (STATED IN U.S. DOLLARS)

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

In accordance with Statement of Financial Accounting Standards No. 128 – “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2006, the Company had 200,000 stock options outstanding which would be included in the computation of diluted loss per share. The weighted average shares outstanding for the diluted loss per share computation is 32,120,043 for the nine month period ended March 31, 2006, and 33,168,689 for the three month period ended March 31, 2006.

e)	New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

The FASB recently issued the following statements:

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133,

Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis.

ANTICUS INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

(STATED IN U.S. DOLLARS)

In May 2005, the FASB issued FASB Statement 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions in Statement 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this statement on January 1, 2006, and does not believe that it will have a significant impact on its operations.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company has evaluated the impact of the adoption of FIN 47, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

Note 4 – Advances Payable
March 31,
2006

Due to shareholders, non-interest bearing and repayable on demand	$1,888
Due to Premier National Studies Inc., non-interest bearing and repayable on demand	4,190

$6,078

Note 5 – Notes Payable
March 31,
2006

Promissory note payable to Premier National Studies Inc., non-interest bearing
and repayable on demand	$5,000

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS MARCH 31, 2006 (UNAUDITED) (STATED IN U.S. DOLLARS)

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

On or about January 23, 2006, the Company settled $14,685 of accounts payable for 172,765 shares at $0.085 per share.

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

Under the plan, a total of 200,000 options were granted to two (2) directors (100,000 each), at $0.085 exercisable before December 31st 2007.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS MARCH 31, 2006 (UNAUDITED) (STATED IN U.S. DOLLARS)

Note 7 – Contingencies

On July 19, 2005, Anticus International Corporation (“Anticus”) acquired the rights to enter into a merger agreement with Deltacrypt Technologies, Inc. (“Delta”), a Canadian-based technology developer and provider of versatile encryption technology. Anticus acquired the rights to merge with Delta from 610051 N.B. Inc. (a private Canadian Corporation) which entered into an agreement with Delta regarding the merger of Delta into a public company (the “Agreement”). The agreement was contingent upon Anticus providing a minimum of $750,000 of additional capital.

The Company’s agreement to acquire Deltacrypt was modified on September 8, 2005, and under the modified terms, the Company agreed to make advances to Deltacrypt estimated at $27,000 CDN (or approximately $23,000 in US dollars) per month from August 1, 2005 to fund Deltacrypt operations until full completion of the merger. All funds advanced are to be applied to the condition requiring Anticus to provide a minimum of $750,000 of available capital to Deltacrypt at the close of the merger. The Company is in the process of terminating this agreement with Deltacrypt as of March 31, 2006, and has paid no money or accrued any liability towards this potential obligation to Deltacrypt.

Note 8 – Subsequent Events

On or about April 13, 2006 the Company settled $18,000 of accounts payable for 200,000 shares out at $0.09 per share. On or about April 18, 2006 the Company settled $40,950 of accounts payable for 227,500 shares at $0.18 per share. On or about April 19, 2006, the Company granted 50,000 options to a director of the company at $0.19 per share, exercisable before December 31, 2007.

On or about April 19, 2006, the Company also granted another director of the company 50,000 options at $0.19 per share exercisable before December 31, 2007.

On or about December 15, 2005 the Company signed a Letter of Intent with MD Technologies Inc., Costal Inc., and Redal Inc. to acquire the worldwide exclusive license to the microbiological process known as “Prolactis.” The process provides for the bioconversion of lactose and other sugar into high proteins biomass, literally transforming waste and by-products into water and yeast to be used in animal feed.

The license was subsequently issued to the Company effective April 20, 2006. As compensation for the license, the Company issued two million one hundred thousand (2,100,000) shares, at $0.20 per share. In conjunction with the acquisition of the license, the Company paid a finder’s fee of two hundred and ten thousand (210,000) shares also valued at $0.20 per share. Pursuant to the terms of the amended license agreement, the amount of shares issued as consideration shall represent no less than 10% of the free trading common shares.

Effective April 21, 2006 the Company has effected the appointment of five (5) new directors, namely Henri Baudet, Gerrit Bres, Jacques Goulet, Lucien Pomerleau and Xin Zhao.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. You can identify forward-looking statements by words such as “anticipate”, “believe” and similar expressions and statements regarding our business strategy, plans and objectives for future operations. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The forward-looking statements in this filing involve known risks and uncertainties, which may cause our actual results in future periods to be materially different from any future performance suggested in this report. Such factors may include, but are not limited to: the ability to obtain additional funding further develop and market our products, changes in technology, market acceptance of our products, fluctuations in customer demand and commitments, pricing and competition, reliance upon subcontractors, together with such other factors as may be included in our Annual Report on Form 10-KSB.

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2006 and 2005

The Company reports a net loss of $41,245 for the three-months ended March 31, 2006 versus a net loss of $10,039 for the three-months ended March 31, 2005.

The net loss for the three-months ended March 31, 2006 primarily consisted of professional fees totalling $40,675. The comparative loss from operations for the three-months ended March 31, 2005 was $10,039 which consisted primarily of professional fees amounting to $2,863, program development costs of $6,000, and office expenses of $845.

Results of Operations for the Nine-Months Ended March 31, 2006 and 2005

The Company reports a net loss of $310,171 for the nine-months ended March 31, 2006 compared to a net loss of $52,411 for the nine-months ended March 31, 2005.

The net loss for the nine-months ended March 31, 2006 of $310,171 is entirely comprised of loss from operations. Professional fees for the period were $224,154, internet market development expenses totalled $76,000, and consulting expenses during the period were $8,627.

The internet marketing expenditures were related to the planned Deltacrypt merger. One of the areas where the Company intended to market the Deltacrypt software was in the area of movies over the Internet. The work done was the potential to penetrate the market of the major studios and resellers of movies that intend to sell the products over the internet.

Liquidity and Capital Resources

During the three-months ended March 31, 2006 the Company's cash position remained static at $0. The Company is currently operating through shareholder advances and the issuance of stock for services and cancellation of indebtedness due professionals and others who have provided services to the Company.

Management Plan of Operations

The Company was unsuccessful in any of the marketing efforts of its student training and sought potential acquisitions.

On January 20, 2005, the Company acquired the rights to acquire Nova Plasma Technology Incorporated, a Canadian based provider of high barrier and ultra high barrier coatings and processes for the flat panel industry. On June 3, 2005 we disclosed on Form 8-K that the Agreement and the associated rights acquired by Anticus have expired without a merger occurring between the parties. There are no continuing negotiations with Nova Plasma Technology Incorporated.

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

On February 3, 2006 Anticus announced that it has signed an agreement for the acquisition of the worldwide exclusive license to the microbiological process known as "Prolactis." On or about February 14, 2006, Anticus announced the appointment of Mr. Henri Baudet and Dr. Xin Zhao On February 28th, Anticus announced the nominations of, Gerrit Bres, Jacques Goulet and Lucien Pomerleau to the Board of Directors. Said nominations became effective April 21st 2006.

Henri Baudet

Mr. Baudet begins his career in the banking industry in 1970 in Geneva , Switzerland , with Banque Pariente (now Banca del Gottardo) where he held different management positions in several fields such as administration, stocks and bonds , financial management. In 1973, he moved to Keyser Ullmann, a British merchant bank where he was responsible for the securities division. In 1986, He was appointed vice president at Banque de Dépot (a Latsis Group bank) as head of the private customers division. In 1989, he became Director of JP Jordan & Cie SA, a renown portfolio management company in Geneva . In 1997, with some partners, he founded his own company, AS-B & Cie SA , dedicated to assets management for private clients. Over the years, Mr. Baudet has developed a great knowledge in financial mechanisms as well as an impressive list of contacts in the financial community.

Gerrit Bres

Mr. Bres, born in Holland, spent most of his career in the food industry, including 25 years for Mc Cain, a Canadian multinational food processor. His last position held was president of one of their divisions. He has been involved with the Canadian Meat Council from 1978 to 1998; acting as a Director from 1996 to 1997. Recently, he has worked as a consultant, more specifically as special project manager for projects like continuous quality improvement system and new plant planning.

Jacques Goulet

Mr. Goulet agr. Ph. D obtained his Ph. D at McGill University, Montreal, Quebec, in applied microbiology in 1974. He is currently a professor in Food Science and Nutrition at Laval University, in Quebec City Canada. He is also the scientific director of a private company producing various microbial cultures distributed in many countries for several uses in the agro-food and the pharmaceuticals industries. He has contributed over the years to the publication of numerous papers in acknowledged scientific journals. He was a member of several scientific committees related to the food and the biotechnology industry.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

Lucien Pomerleau

Mr. Pomerleau agr. has obtained a Masters Degree in Science and Technology of Foods at Laval University, Quebec City, Canada in 1988. He is currently general director of Redal, Inc. a company specialized in the environmentally friendly treatment of by-products from the food industry. From 1987 to 1989, Mr. Pomerleau was the Director of Ads-Biotechnologies, Inc. From 1989 to 1995 he was the General Director of Alpha-Biotech which became Redal, Inc. which specialized in the revaluation of by-product and environmental treatment. In 1995 Mr. Pomerleau created Alpha-Biotech 2000, Inc. which concentrated the work on consulting in food transformation proposing various techniques to food companies to improve their processes.

Xin Zhao

Dr. Xin Zhao is professor and Chair at the Department of Animal Science at McGill University, Montreal, Quebec. In 1989, Cr. Zhao obtained a PHD from Cornell University in animal science, minors in physiology and nutrition.

Education
1985-1989	Ph.D., Cornell University, Animal Science, Minors: Physiology and Nutrition
1982-1985	Masters of Science, Nutritional Physiology and Nutritional Biochemistry
Nanjing Agricultural University
1978-1982	Bachelor of Science, Animal Science, Nanjing Agricultural College
Employment
2006 -	Professor, Dept. of Animal Science
Macdonald Campus, McGill University
June 2004-	Chair (second term), Department of Animal Science
Macdonald Campus, McGill University
June 1999-May 2004	Chair, Department of Animal Science
Macdonald Campus, McGill University
1997 - 2005	Associate Professor, Dept. of Animal Science
Macdonald Campus, McGill University

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

Effective April 20th 2006, Anticus has acquired the worldwide exclusive license to the microbiological process known as “Prolactis”. Anticus has paid two million one hundred thousand (2,100,000) common shares. As compensation for the license, Anticus was required to pay two million one hundred thousand (2,100,000) common shares. In conjunction with the acquisition of the license, Anticus paid finder’s fee of two hundred and ten thousand shares (210,000). All shares were issued as exempted transactions under Section 4(2) and Regulation “S” of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933.

Anticus shall also pay Redal, Inc. a royalty of four percent (4%) of all gross sales.

Redal, Inc. holds the exclusive right to supply the proprietary components of the systems, at fair values to be agreed between the parties.

Anticus is required to meet the following performance conditions to maintain the license:

Anticus must enter into a long term supply agreement for processable lactos or sugars in amounts sufficient to operate twenty (20) standard six thousand (6000) liter per hour bioconversion towers no later than June 15, 2006 Anticus must provide a 30% cash payment for the purchase of twenty (20) standard six thousand (6000) liter per hour bioconversion towers no later than September 15, 2006 Anticus must provide a 30% cash payment for the purchase of eighty (80) standard six thousand (6000) liter per hour bioconversion towers no later than September 15, 2007 and each year until September 15, 2017 On April 26, 2006 we announced discussions with a Quebec Canada based manufacturer of cheeses have been met with great enthusiasm. Anticus had initially sought to acquire a long term supply contract for this manufacturer's lacto serum to be used in conversion process. The manufacturer has now initiated discussions regarding partnering in the construction of a forty six million (46,000,000) litre per year bioconversion plant to convert the waste lacto serum into yeast. The Manufacturer with Anticus has initiated discussions with other interested regional cheese manufacturers for their waste lacto serum to be processed at the proposed bioconversion plant.

On April 25, 2006 we disclosed in our report on form 8K that; Anticus International Corporation has been previously reporting its status as a shell company (as defined in rule 12b-2 of the Exchange Act). The acquisition of the Prolactis license and the addition of an expanded Board of Directors established a new business objective which Management believes will revive the operations of the Company.

Activities to exploit the opportunities this license are expanding daily. The Company believes it has transitioned out of status as a shell company (as defined in rule 12b-2 of the Exchange Act). The company is under performance conditions to maintain its license.

Going Concern

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our limited operations. Accordingly, there is substantial doubt as to our ability to continue as a going concern. Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended June 30, 2005. The Company has incurred a net loss of $(565,695) for the period from inception, May 1, 2002, to March 31, 2006, and has not generated any revenue since its inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management plans to seek additional financing through a private placement.

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
None, for the period ending March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective April 21, 2006, Anticus International Corporation has issued two million one hundred thousand (2,100,000) common stock shares of the company as compensation for the acquisition of the worldwide microbiological process known as “Prolactis”, pursuant to the terms of an agreement entered into for such acquisition.

The common stock shares were issued to;
Michel Deblois, Michel Deblois Technologies, Inc., President (700,000 common shares)
Jacques Goulet, Costal Inc., President (700,000 common shares)
Lucien Pomerleau, Redal, Inc. General Director (700,000 common shares)

These shares were valued at $0.20 per share. In conjunction with the acquisition of the license, Anticus paid a finder’s fee of two hundred and ten thousand shares (210,000), these shares were valued at $0.20 per share. The total cost of the license, including the finder’s fee, was $462,000 All shares were issued as exempted transactions under Section 4(2) and Regulation “S” of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our stock took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

No additional sales of unregistered equity securities occurred during the three month period ended March 31, 2006 that have not been previously disclosed.

Other Equity Activity

On or about April 13, 2006, the Company issued 200,000 shares of its common stock for professional services valued at $18,000. The shares were issued unrestricted pursuant to an S-8 Registration filed with the SEC on June 29,2005.

On or about April 19, 2006 the company granted 50,000 options to a director of the company as compensation for services. The options are at $0.085 and expire December 31, 2007. The options issued were unrestricted pursuant to an S-8 Registration filed with the SEC on June 29, 2005 On or about April 19, 2006 the company granted 50,000 options to an officer of the company as compensation for services. The options are at $0.085 and expire December 31, 2007. The options issued were unrestricted pursuant to an S-8 Registration filed with the SEC on June 29, 2005

Equity Compensation Plan Information

The following table provides information as of April 19, 2006 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders	0	$0.00	0
Equity compensation plans	300,000	$0.085	513,271
not approved by shareholders(1)(2)

Total	300,000	$ 0.085	513,271

(1)	Consists of shares of our common stock issued or remaining available for issuance under our stock option plan.

(2)	Consists of up to 3,000,000 shares of our common stock registered on form S-8, filed June 29, 2005.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the period ending March 31, 2006
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K

Exhibits
Anticus International Corporation includes herewith the following exhibits:
31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)

Reports on Form 8-K
April 25, 2006 – Report on Form 8-K – Anticus International Corporation
re: Section 1, Item 1.01 - Change in Registrant’s Certifying Accountant;
Section 3, Item 3.02 - Unregistered Sales of Equity Securities;
Section 5, Item 5.02 – Departure/Election/Appointment of Directors or Principal Officers;
Section 5, Item 5.06 – Change in Shell Company Status;
Section 9, Item 9.01 – Exhibit (Material Definitive Contract)
February 24, 2006 – Report on Form 8-K/A – Anticus International Corporation
re: Section 4, Item 4.01 – Change in Registrant’s Certifying Accountant
February 10, 2006 – Report on Form 8-K – Anticus International Corporation
re: Section 4, Item 4.01 – Change in Registrant’s Certifying Accountant

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anticus International Corporation

Date: June 2, 2006	By: /s/ Mr. Gilles Varin, President

Gilles Varin, President
Principal Executive Officer
Principal Accounting Officer