Form 10KSB
period 2006-06-30
ANTICUS INTERNATIONAL CORP
filed 2006-10-17
CIK 1192494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO

Issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2006, computed by reference to the bid/ask price of $.22 at October 13, 2006 is $1,980,930.

The number of shares outstanding of the Registrant's common stock as of June 30, 2006 was 34,854,229

Transitional Small Business Disclosure Format: [ ] YES [X] NO

I

Table of Contents
Description of Business	3
Description of Property	6
Legal Proceedings	6
Submission of Matters to a Vote of Security Holders	6
Market for Common Equity and Related Stockholder Matters	7
Recent Sales of Unregistered Securities	8
Management's Discussion and Analysis or Plan of Operations	10
Financial Statements	12
Changes In / Disagreements with Accountants	29
Controls and Procedures	29
Other Information	29
Directors, Executive Officers, Promoters and Control Persons	29
Section 16(a) Beneficial Ownership Reporting Compliance	32
Code of Ethics	32
Executive Compensation	33
Security Ownership of Certain Beneficial Owners and Management	35
Certain Relationships and Related Transactions	36
Exhibits and Reports on Form 8-K	37
Index to Exhibits and Reports	38
Principal Accountant Fees and Services	39
Signatures	40

II

Anticus International Corporation

Description of Business

Anticus International Corporation (the “Corporation”, “we”, “us”, “our” or “Anticus”) was incorporated on May 1, 2002 under the laws of the State of Nevada.

The Corporation has been in the development stage since its formation and has not realized any revenues from its planned operations. Anticus was engaged in the development of specialized educational programs for the food services industry. The Corporation intended to provide job-related training programs for both entry-level employees and also employees of small to medium sized food service establishments. The Company was unsuccessful in any of the marketing efforts of its student training and sought other business opportunities. The Company had made several attempts to acquire various operating entities without success. The company operated for a period of time as a shell company as defined in rule 12b-2 of the Exchange Act. Basing this belief on the factors that we had nominal operations and nominal assets.

Effective April 20, 2006, Anticus International Corporation (“Anticus”) has acquired a worldwide exclusive license to the microbiological process known as “Prolactis”. The process provides for the bioconversion of lactose and other sugar into high proteins biomass, literally transforming waste and by-products into water and yeast to be used in animal feed.

The agreement is by and between Anticus International Corporation; Gilles Varin, President, and: Michel Deblois Technologies Inc., a body duly constituted under the “Canadian Business Act”; Michel Deblois, President, and Costal, Inc., a body duly constituted under the “Loi sur les Companied u Quebec”, Jacques Goulet, President, and Redal, Inc., a body duly constituted under the “Loi sur les Companied u Quebec”, Lucien Pomerleau, General Director As compensation for the license, Anticus was required to pay two million one hundred thousand (2,100,000) common shares. All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933.

Anticus shall also pay Redal, Inc. a royalty of four percent (4%) of all gross sales.

Redal, Inc. holds the exclusive right to supply the proprietary components of the systems, at fair values to be agreed between the parties.

Anticus is required to meet the following performance conditions to maintain the license:

Anticus must enter into a long term supply agreement for processable lactos or sugars in amounts sufficient to operate twenty (20) standard six thousand (6000) liter per hour bioconversion towers no later than June 15, 2006 Anticus must provide a 30% cash payment for the purchase of twenty (20) standard six thousand (6000) liter per hour bioconversion towers no later than September 15, 2006 Anticus must provide a 30% cash payment for the purchase of eighty (80) standard six thousand (6000) liter per hour bioconversion towers no later than September 15, 2007 and each year until September 15, 2017 Anticus International has been previously reporting its status as a shell company (as defined in Rule 12b-2 of the Exchange Act). This license and the addition of an expanded board of directors establish a new business objective and revive our operations.

Activities to exploit the opportunities this license are expanding daily. We believe that we have transitioned out of status as a shell company (as defined in Rule 12b-2 of the Exchange Act). Operations are continuing to develop and we are under performance conditions to maintain our license.

Anticus International Corporation

Our New Process

The process relies on the capacity of yeast to absorb and digest components of polluting elements dissolved in liquids. Main elements researched are carbon and nitrogen under a special form which allow yeast to reproduce. Multiple agricultural food rejects contain either nitrogen or carbon or even both. These food by-products have no value and create problems for disposal. Yeast produced from the waste materials can be sold based on grade and composition at various pricing. This value is variable and can be ranged, for example, from animal food to pharmaceutical applications.

A very high amount of yeast organisms (Billions by square Meters) are placed in the bioreactor of the ProLactis process. They are called Mother cells. The bioreactor is fed continuously (24h/day, 7 days a week) from the top with the liquid to be treated which has been mixed with nutritive complements. This mixture provides the yeast a balanced nutrition necessary for an optimal production. The daughter cells resulting from the growth and subdivision of the mother cells placed in the bioreactor free themselves and are transported by the flowing liquid. As a result, the liquid exiting from the bioreactor is less pollutant and contains a great number of new yeast cells. These are then recuperated, concentrated and dried according to customer requirements.

The bioreactor has been developed by Jacques Goulet et Michel DeBlois. It is under international patent pending. The other equipment required for the entire process is commercially used by yeast makers (funnels, pumps, drier, centrifugal etc.)

Raw Material Required

Diverse materials are available in large quantities at a global scale but in this context, the ones judged more interesting are the under products from milk (lactoserum and derived) the beers and sparkling sodas (returns and production rejects). These raw material which contain carbon are of a very good quality and are some of the difficult ones to dispose of economically. It is even possible to get them at no cost or to have the suppliers pay to take care of “their” problem.

On a worldwide scale, there are more than 150 billion liters of lactoserum which come from the cheese industry. Minus 25% of the volume would be transformed into powder of lactoserum. In Quebec only, the production of cheese generates 1.2 billion of liters of lactoserum. The targeted plant would be able treat 46 millions of liters annually, which represents barely 4% of the generated lactoserum.

In 2003, the world production of beer was 144 billions of liters annually. Supposing loses of 1% (returns and missed lots) we can estimate the available volumes to more than 1.4 billion of liters The annual worldwide consumption of sparkling sodas in 2005 was more than 194 billions of liters.

The Product

Yeast is commonly used in human and animal food. Saccharomyces cervsae yeast is very well known for the production of bread and alcohol. There are also thousand of others; some have commercial applications, such as the ones used in the prolactis process (Kluyveromyces marxianus).

Anticus International Corporation

Anticus International Corporation has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

Employees

Currently, the Company has one employee, Mr. Daniel Trudeau, the Company President and CEO. Additional information

The common stock of Anticus International Corporation is traded on the NASDAQ Bulletin Board under the symbol ATCI.OB.

The Company has a June 30th fiscal year end.

Anticus International Corporation

Description of Property

Anticus International Corporation has no properties and at this time has no agreements to acquire any properties. The Company currently operates from the offices in Quebec, Canada.

Anticus International Corporation operates from offices at 2175 rue de la Montagne, Suite 300, Montreal, Quebec, Canada. On or about July 15th 2006, the company entered into an office lease in Quebec for the period of August 1st 2006 to December 31st 2006, at a rate of $600.00 per month plus applicable taxes and utilities; The facilities include a single office of approximately 200 square feet and shared use of common areas.

Licenses/Patents

Anticus holds an exclusive license to the microbiological process known as “Prolactis”. The process provides for the bioconversion of lactose and other sugar into high proteins biomass, literally transforming waste and byproducts into water and yeast to be used in animal feed. The underlying patent application is identified as United States Patent application # US 2005/0037452 published February 17, 2005,

Legal Proceedings

No legal proceedings were initiated or served upon the Company in the fiscal year ending June 30, 2006.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

Anticus International Corporation

Market for Common Equity and Related Stockholder Matters

Anticus International Corporation common stock is listed on the NASDAQ Bulletin Board under the symbol “ATCI.OB”. The first trade in the stock of Anticus International Corporation was effected on the OTC/BB on August 12, 2004. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices included below have been obtained from sources believed to be reliable (YAHOO, finance as of October 16, 2006):

				Adjusted
Period Ending	High	Low	Close	Close*

October 2006	$ 0.22	$ 0.18	$ 0.22	$ 0.22
September 2006	0.23	0.12	0.17	0.17
August 2006	0.27	0.20	0.23	0.23
July 2006	0.28	0.16	0.26	0.26
June 2006	0.25	0.18	0.20	0.20
May 2006	0.26	0.18	0.25	0.25
April 2006	0.26	0.19	0.23	0.23
Match 2006	0.25	0.19	0.22	0.22
February 2006	0.24	0.13	0.20	0.20
January 2006	0.14	0.09	0.13	0.13

December 2005	0.15	0.08	0.12	0.12
November 2005	0.14	0.06	0.13	0.13
October 2005	0.23	0.16	0.17	0.17
September 2005	0.30	0.16	0.20	0.20
August 2005	0.32	0.19	0.25	0.25
July 2005	0.37	0.12	0.24	0.24
June 2005	0.21	0.10	0.14	0.14
May 2005	0.22	0.12	0.14	0.14
April 2005	0.22	0.14	0.15	0.15
Match 2005	0.30	0.13	0.20	0.20
February 2005	0.47	0.21	0.27	0.27
January 2005	1.01	0.30	0.53	0.53
	* Close price adjusted for dividends and splits

Common stock

Anticus International Corporation had 34,854,229 common stock shares issued and outstanding as of June 30, 2006. The issued and outstanding consist of 15,960,000 restricted common shares and 18,914,229 free trading common shares.

Holders

Anticus International Corporation’s shares of outstanding common stock are held by approximately 55 shareholders of record. Our outstanding common stock is held by an undetermined number of holders in street name which account for 8,503,206 of the outstanding shares.

Anticus International Corporation

Recent Sales of Unregistered Securities

No sales of unregistered securities occurred that were not previously disclosed on Forms 10QSB or 8-K through the 12 month period ending June 30, 2006.

In August 2006, the Company received $201,250 in exchange for issuing 805,000 units through a private offering. Each unit consisted of one share of its common stock and one warrant exercisable at $0.35 no later than February 28th 2007. This private offering we believe to be exempt from registration under Regulation D promulgated under Section 4(2) of the Securities Act. We also believe this private offering to be exempt from registration under Regulation S, as the purchasers are domiciled and transaction occurred outside the United States. The sales of stock were strictly limited to individuals and entities, each of whom was an accredited investor, as that term is defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act and had adequate access to information pertaining to our Company. Furthermore, no advertisements were made, no commissions were paid and the securities are restricted pursuant to Rule 144.

Common stock options

During the year ended June 30, 2006, a total of 300,000 options were granted to two (2) directors of which 100,000 was cancelled and reissued under modified terms as follows: On Oct 12, 2005 the board approved compensation to PH Vincent consisting of 100,000 options expiring December 31, 2007 at a price of $0.17 per share; these options were re-priced and reissued to be consistent with the 100,000 option granted at a price of $0.085 per share to Gilles Varin January 23, 2006 expiring on December 31,2006. on April 19, 2006 each director received an additional 50,000 options at a price of $0.19 per share expiring December 31, 2007.

Subsequent to the year ended June 30, 2006 on Oct 3, 2006 the board approved compensation to PH Vincent consisting of 50,000 options expiring December 31, 2007 at a price of $0.18 per share

Anticus International Corporation

Equity Compensation Plan Information

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

The following table provides information as of October 12, 2006 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders(1)(2)	0	$ 0.00	0
Equity compensation plans	350,000	$ 0.129	55,715
not approved by shareholders(1)(3)

Total	350,000	$ 0.129	55,715

(1) Consists of shares of our common stock issued or remaining available for issuance under our stock compensation plan.
(2) Approved by shareholders of Anticus International Corporation.
(3) The total common stock issued from the maximum 3,000,000 shares authorized under the stock compensation plan as of October 12, 2006 was
2,944,285 shares.

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

Management continues to develop the business plan to commercialize our exclusive license to the microbiological process known as "Prolactis."

Anticus International Corporation

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our limited operations. Accordingly, there is substantial doubt as to our ability to continue as a going concern. Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended June 30, 2006. As shown in the accompanying financial statements, the Company has incurred a net loss of $(657,768) for the period from inception, May 1, 2002, to June 30, 2006, and has not generated any revenue since its inception. The future of the Company is dependent upon its ability to obtain financing and upon the future profitable operations. Management plans to seek additional financing through the sale of its common stock through private placements. There is no assurance that the Company’s current operations will be profitable or the Company will raise sufficient funds to continue operating. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Financial Condition and Results of Operations

During the fiscal year ending June 30, 2006 the Company had no revenues and experienced a net loss for the period of $402,544. General and administrative expenses totaled $324,754; and, loss from operation of discontinued component was $77,790.

During the fiscal year ending June 30, 2005 the Company had no revenues and experienced a net loss for the period of $198,374. General and administrative expenses totaled $148,474; and, loss from operation of discontinued component was $49,900.

Liquidity and Capital Resources

During the fiscal year ending June 30, 2006 net cash used in operating activities totaled $0; resulting in no change in cash for the period ending June 30, 2006. Cash at the beginning of the period totaled $0 resulting in $0 cash at the end of the period ending June 30, 2006.

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

Anticus International Corporation
Financial Statements

Contents
Page
Report of Independent Registered Public Accounting Firm	11
Financial Statements
Balance Sheet as of June 30, 2006	12
Statements of Operations for the years	13
ended June 30, 2006 and 2005 and for the period
from inception (May 1, 2002) through June 30, 2006
Statement of Cash Flows for the years	14
ended June 30, 2006 and 2005 and for the period
from inception (May 1, 2002) through June 30, 2006
Statement of Stockholders’ Equity	15
from inception (May 1, 2002 through June 30, 2006
Notes to Financial Statements	16 - 18

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) FINANCIAL STATEMENTS JUNE 30, 2006 AND 2005 (Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Anticus International Corporation Montreal, Quebec, Canada

We have audited the accompanying balance sheet of Anticus International Corporation as of June 30, 2006 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative data from May 1, 2002, (inception) to June 30, 2005 in the statements of operations and cash flows, which were audited by other auditors whose reports dated October 6, 2004 and October 3, 2005, expressed modified opinions as to the uncertainty of the Company's ability to continue as a going concern, have been furnished to us. Our opinion, insofar as it relates to the amounts included for the cumulative period from May 1, 2002 (inception) to June 30, 2005, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anticus International Corporation as of June 30, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has no established source of revenue, has incurred a net loss from continuing operations during the year ended June 30, 2006 of $402,544, had a negative working capital of $98,401 at June 30, 2006, and had an accumulated deficit of $657,768, all of which raise a substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jonathon Reuben Certified Public Accountants Torrance, California October 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

“Morgan & Company” Chartered Accountants Vancouver, Canada
To the Board of Directors and Stockholders Anticus International Corporation (A development stage company)

We have audited the accompanying statements of operations, cash flows, and stockholders’ equity of Anticus International Corporation (a development stage company) for the year ended June 30, 2005, and for the cumulative period from inception, May 1, 2002, to June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the statements of operations, cash flows, and stockholders’ equity referred to above present fairly, in all material respects, the results of operations of Anticus International Corporation and its cash flows for the year ended June 30, 2005 in conformity with United States generally accepted accounting principles.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company has incurred net losses since inception from operations, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Morgan & Company” Chartered Accountants Vancouver, Canada October 3, 2005

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) BALANCE SHEET

June 30
2006

ASSETS
Current assets:
Prepaid expenses	$-
Intangible asset	444,036

$444,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,081
Advances payable	4,320
Note payable	5,000

Total current liabilities	98,401

STOCKHOLDERS’ EQUITY:
Authorized common stock:
75,000,000 shares, par value $0.001 per share
Issued and outstanding:
34,854,229 common shares at June 30, 2006	34,854
Additional paid-in capital	968,549
Deficit accumulated during development stage	(657,768)

Total stockholders’ equity	345,635

$444,036

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) STATEMENTS OF OPERATIONS
				From Inception
				(May 1, 2002)
	Years Ended			Through
		June 30		June 30
	2006		2005	2006

Revenue:	$-		$-	$-

Operating expenses:
General and administrative expenses	324,754		148,474	530,078

Loss before income taxes	(324,754)		(148,474)	(530,078)
Income taxes	-		-	-

Loss from continuing operations	(324,754)		(148,474)	(530,078)
Discontinued operations
Loss from operations of discontinued component	(77,790)		(49,900)	(127,690)

Net loss	$(402,544)		$(198,374)	$(657,768)

Basic and diluted net loss per share	$(0.01)		$(0.00)

Weighted average common shares outstanding	32,347,577	30,150,000

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY FROM MAY 1, 2002 (INCEPTION), TO JUNE 30, 2006 (Stated in U.S. Dollars)

					Deficit
					Accumulated	Total
	Price			Additional	During	Stockholders’
	Per	Common Stock		Paid-In	Development	Equity
	Share	Shares	Amount	Capital	Stage	(Deficit)

Inception, May 1, 2002		- $	-	$-	$-	$ -
Shares issued for cash at $0.001	0.0001	9,000,000	9,000	(8,000)	-	1,000
Net loss for the period		-	-	-	(1,013)	(1,013)

Balance June 30, 2002		9,000,000	9,000	(8,000)	(1,013)	(13)
July 15, 2002
Shares issued for cash at $0.01	0.0011	14,400,000	14,400	1,600	-	16,000
Net loss for the year		-	-	-	(17,250)	(17,250)

Balance June 30, 2003		23,400,000	23,400	(6,400)	(18,263)	(1,263)
March 31, 2004
Shares issued for cash at $0.01	0.0111	450,000	450	4,550	-	5,000
May 31, 2004
Shares issued for cash at $0.01	0.0111	6,300,000	6,300	63,700	-	70,000
Net loss for the year		-	-	-	(38,587)	(38,587)

Balance June 30, 2004		30,150,000	30,150	61,850	(56,850)	35,150
Shares to be issued for debt settled (Note 6(b))		-	-	115,000	-	115,000
Net loss for the year		-	-	-	(198,374)	(198,374)

Balance June 30, 2005		30,150,000	30,150	176,850	(255,224)	(48,224)
July 1, 2005
Shares issued for services (Note 6(b))	0.0252	924,265	924	22,385	-	23,309
July 12, 2005
Shares issued for services (Note 6(b))	0.1200	50,000	50	5,950	-	6,000
July 19, 2005
Shares issued for services (Note 6(b))	0.2000	66,286	66	13,191	-	13,257
July 27, 2005
Shares issued for services (Note 6(b))	0.2500	52,669	53	13,115	-	13,168
July 28, 2005
Shares issued for license agreement (Note 7)	0.2400	100,000	100	23,900	-	24,000
September 2, 2005
Shares issued for license agreement (Note 7)	0.2600	200,000	200	51,800	-	52,000
September 7, 2005
Shares issued for services (Note 6(b))	0.2600	228,872	229	59,278	-	59,507
October 18, 2005
Shares issued for services (Note 6(b))	0.1700	171,872	172	29,046	-	29,218
October 25, 2005
Recognition of compensation on option grants		-	-	4,850	-	4,850
January 23, 2006
Recognition of compensation on option grants		-	-	7,830	-	7,830
January 27, 2006
Shares issued for services (Note 6(b))	0.0850	172,765	173	14,512	-	14,685
January 30, 2006
Shares issued for services (Note 6(b))	0.0900	200,000	200	17,800	-	18,000

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY FROM MAY 1, 2002 (INCEPTION), TO JUNE 30, 2006 (Stated in U.S. Dollars)

					Deficit
					Accumulated	Total
	Price			Additional	During	Stockholders’
	Per	Common Stock		Paid-In	Development	Equity
	Share	Shares	Amount	Capital	Stage	(Deficit)

April 18, 2006
Shares issued for services (Note 6(b))	0.1800	227,500	228	40,722	-	40,950
April 19, 2006
Recognition of compensation on option grants		-	-	14,030	-	14,030
April 20, 2006
Shares issued for license agreement (Note 3)	0.2000	2,310,000	2,310	459,690	-	462,000
Estimated value of rent charged to operations		-	-	3,600	-	3,600
Estimated value of services charged to operations		-	-	10,000	-	10,000
Net loss for the year		-	-	-	(402,544)	(402,544)

Balance, June 30, 2006		34,854,229 $	34,854	$968,549	$ (657,768)	$ 345,635

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) STATEMENTS OF CASH FLOWS
			From Inception
			(May 1, 2002)
	Years Ended		Through
	June 30		June 30
	2006	2005	2006

Cash flows from operating activities
Net loss for the period	$(402,544)	$(198,374)	$(657,768)
Shares issued for services	218,093	-	218,093
Shares issued for abandoned license	76,000	-	76,000
Contributed rent and services	13,600	-	13,600
Compensation recognized on option grants	26,710	-	26,710
Amortization expense	17,964	-	17,964
Adjustments to reconcile net loss to net cash
used in operating activities
Decrease (increase) in prepaid expenses	1,700	21,293	-
Increase (Decrease) in accounts payable	48,477	135,839	202,323

Net cash used in operating activities	-	(41,242)	(103,078)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	92,000
Proceeds received from note payable to third party	-	-	5,000
Advances received from third party	-	6,078	6,078

Net cash provided by financing activities	-	6,078	103,078

Net change in cash	-	(35,164)	-

Cash, beginning of period	-	35,164	-

Cash, end of period	$-	$-	$-

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Supplemental schedule of non-cash investing and financing activities:
During the year ended June 30, 2006, the Company issued 300,000 shares of common stock, valued at $76,000, for the rights to Delacrypt Technology which was subsequently abandoned.
During the year ended June 30, 2006, the Company issued 2,094,229 shares of common stock, for legal and consulting services. The shares were valued at $218,093.
During the year ended June 30, 2006, the Company issued a total of 2,310,000 shares of common stock, valued at $460,000, for a license to the microbiological process known as “Prolactis”.

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

(a)	Organization

The Company was incorporated in the State of Nevada, on May 1, 2002.

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

The Company is currently developing business opportunities relating to its purchase of an exclusive world-wide license to a process that converts waste materials from beer, soft drink and cheese manufacturers into yeast.

(c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $(657,768) for the period from inception, May 1, 2002, to June 30, 2006, and has not generated any revenue since its inception. The future of the Company is dependent upon its ability to obtain financing and upon the future profitable operations. Management plans to seek additional financing through the sale of its common stock through private placements (See Note 9). There is no assurance that the Company’s current operations will be profitable or the Company will raise sufficient funds to continue operating. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In accordance with Statement of Financial Accounting Standards No. 128 – “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2006, the Company had 300,000 stock options outstanding which would be included in the computation of diluted loss per share. The weighted average shares outstanding for the diluted loss per share computation is 32,579,642 for the year ended June 30, 2006.

(e)	Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertain to services rendered by consultants and others.

(f)	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

(g)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(h)	Fair Value of Financial Instruments

Pursuant to SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2006. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i)	Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and the fair value or disposable value. As of June 30, 2006, the Company does not believe there has been any impairment of its long-lived assets.

(j)	New Accounting Standards

The FASB recently issued the following statements:

In March 2006, the FASB issued Statement 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, and also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement is effective at the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. The Company plans on adopting this statement on July 1, 2007, and does not believe that it will have a significant impact on its operations In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Management does not believe that the adoption of this accounting standard will have a significant impact on its financial statements.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3. INTANGIBLE ASSET

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

The license was issued to the Company effective April 20, 2006. As compensation for the license, the Company issued two million one hundred thousand (2,100,000) shares, at $0.20 per share, that were issued as an exempted transaction under Section 4(2) of the Securities Act of 1933. In and subject to Rule 144 of the Securities Act of 1933 and in conjunction with the acquisition of the license, the Company paid a finder’s fee of two hundred and ten thousand (210,000) shares also valued at $0.20 per share. The cost of the license of $462,000 is being amortized over five years. Amortization expense for the year ended June 30, 2006 totaled $17,964. The balance of the intangible asset as of June 30, 2006 was $444,036.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

3. INTANGIBLE ASSET (Continued)

Amortization expense for each of the next five years is as follows:
June 30,
2007	$92,400
2008	$92,400
2009	$92,400
2010	$92,400
2011	$74,436

4. ADVANCES PAYABLE

	June 30,
	2006	2005

Due to Premier National Studies, Inc.,
non-interest bearing and repayable on demand	$4,320	$6,078

During the year ended June 30, 2006, Premier has made demand for payment and the loan is in default.

5. NOTE PAYABLE

	June 30,
	2006	2005

Promissory note payable to Premier National Studies, Inc.,
non-interest bearing and repayable on demand	$5,000	$5,000

During the year ended June 30, 2006, Premier has made demand for payment and the loan is in default.

6. CAPITAL STOCK

(a) Stock Split

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

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

6. CAPITAL STOCK (Continued)

(b) Common Stock Issuances

On July 1, 2005, the Company issued 799,265 shares of its common stock to two of its attorneys and 125,000 shares of its common stock to a consultant. The 924,265 shares were valued at $23,309.

On July 12, 2005, the Company issued 50,000 shares of its common stock for legal services valued at $6,000 On July 19, 2005, the Company issued 66,286 shares of its common stock for legal services valued at $13,257 On July 27, 2005, the Company issued 52,669 shares of its common stock for consulting services valued at $13,168 On July 28, 2005, the Company issued 100,000 shares of its common stock in connection with the development of encryption software to be utilized on movies. The shares were valued at $24,000. The software project subsequently was abandoned.

On September 2, 2005, the Company issued 200,000 shares of its common stock in connection with the development of encryption software to be utilized on movies. The shares were valued at $52,000. The software project subsequently was abandoned.

On September 7, 2005, the Company issued 195,692 shares of its common stock for legal services valued at $50,880. Also on September 7, 2005, the Company issued 33,180 shares for consulting services valued at $8,627.

On October 11, 2005, the Company issued 171,872 shares of its common stock for legal services valued at $29,218. On January 27, 2006, the Company issued 172,765 shares of its common stock for legal services valued at $14,685. On January 30, 2006, the Company issued 200,000 shares of its common stock for legal services valued at $18,000. On April 18, 2006, the Company issued 227,500 shares of its common stock for legal services valued at $40,950. On April 20, 2006, the Company issued a total of 2,310,000 shares of its common stock for the worldwide exclusive license to the microbiological process known as “Prolactis. The license was valued at $462,000.

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

During the year ended June 30, 2006, a total of 300,000 options were granted to two (2) directors of which 100,000 was cancelled and reissued under modified terms as follows: On Oct 12, 2005 the board approved compensation to PH Vincent consisting of 100,000 options expiring December 31, 2007 at a price of $0.17 per share; these options were re-priced and reissued to be consistent with the 100,000 option granted at a price of $0.085 per share to Gilles Varin January 23, 2006 expiring on December 31,2006. on April 19, 2006 each director received an additional 50,000 options at a price of $0.19 per share expiring December 31, 2007.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

6. CAPITAL STOCK (Continued)

The following is a summary of the outstanding options:
		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding – June 30, 2005	-	$-
Granted	400,000	13.25
Exercised	-
Cancelled	(100,000)	(17.00)

Outstanding – June 30, 2006	300,000	$12.00

7. CONTINGENCIES

The Company acquired the rights to enter into a merger agreement with Deltacrypt Technologies, Inc. (“Delta”), a Canadian-based technology developer and provider of versatile encryption technology. Anticus acquired the rights to merge with Delta from 610051 N.B. Inc. (a private Canadian Corporation) which entered into an agreement with Delta regarding the merger of Delta into a public company (the “Agreement”). The rights were acquired through the issuance of 300,000 shares of the Company’s common stock valued at $76,000.

The agreement was contingent upon Anticus providing a minimum of $750,000 of additional capital.

The Company’s agreement to acquire Deltacrypt was modified on September 8, 2005, and under the modified terms, the Company agreed to make advances to Deltacrypt estimated at $27,000 CDN (or approximately $23,000 in US dollars) per month from August 1, 2005 to fund Deltacrypt operations until full completion of the merger. All funds advanced are to be applied to the condition requiring Anticus to provide a minimum of $750,000 of available capital to Deltacrypt at the close of the merger. The Company terminated this agreement with Deltacrypt and has paid no money or accrued any liability towards this potential obligation to Deltacrypt. The Company has not established any reserve for any amounts which may be due to Deltacrypt under the agreement,

8. RELATED PARTY TRANSACTIONS

The Company currently operates from the offices of its attorney in Quebec, Canada at no charge. The Company charged the estimated value of the utilized office space of $300 per month to operations. Further, the Company’s officers are providing services at no charge. The Company charged the estimated value of the rendered services of $10,000 to operations.

One of the Company’s attorneys has directly paid expenses on behalf of the Company. The amount advanced and charged to operations for the years ended June 30, 2006 and 2005 amounted $18,186 and $1,758, respectively. The amounts due are included in accounts payable.

9. SUBSEQUENT EVENTS

On August 14, 2006, the Company issued 75,056 shares of its common stock for legal services valued at $17,254. On August 21, 2006, the Company issued 125,000 shares of its common stock for legal services valued at $13,257

On or about July 15th 2006, the company entered into an office lease in Quebec for the period of August 1st 2006 to December 31st 2006, at a rate of $600.00 per month plus applicable taxes and utilities; Subsequent to the year ended June 30, 2006 on Oct 3, 2006 the board approved compensation to PH Vincent consisting of 50,000 options expiring December 31, 2007 at a price of $0.18 per share

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company)

Also in August 2006, the Company received $201,250 in exchange for issuing 805,000 units through a private offering. Each unit consisted of 1 share of its common stock and one warrant exercisable at $00.35 no later than February 28th 2007 Subsequent to the year ended June 30, 2006, the Company has signed a renewable twelve (12) month agreement with Mr. Daniel Trudeau, President and CEO, whereby the Company agrees to pay Mr. Trudeau compensation of $40,000 CDN per year, as well as five hundred thousand (500,000) options expiring June 30th 2008, exercisable at 0.24 USD, said options to be vested according to the following schedule:

125,000	December 15th 2006
125,000	March 15th 2007
125,000	June 15th 2007
125,000	September 15th 2007

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

These prior controls were related to minimal operations, no bank accounts and expenses being paid for the company by a shareholder of the company. These expenses were reimbursed by submission of receipts for those expenses for approval by management. These controls have been deemed to be inadequate going forward with expanded operations. Management is establishing additional controls and formalizing its financial operations by establishing company accounts, engaging a new internal accounting firm and other necessary control procedures to assure compliance and the accuracy of our financial reporting obligations.

Other Information

None.

Directors, Executive Officers, Promoters and Control Persons

The directors and officers are as follows:
NAME	POSITION(S)	TENURE
Daniel Trudeau	President and CEO	September 19, 2006 to present
Pierre H. Vincent	Director	April 28, 2005 to present
Henri Baudet	Director	April 21, 2006 to present
Gerrit Bres	Director	April 21, 2006 to present
Jacques Goulet	Director	April 21, 2006 to present
Lucien Pomerleau	Director	April 21, 2006 to present
Xin Zhao	Director	April 21, 2006 to present
Office Street Address:		2175 rue de la Montagne, Suite 300
Montreal, Quebec, Canada H3G 1Z8
Telephone:		(514) 875-5072 Extension 19

Anticus International Corporation

Mr. Daniel Trudeau, Mr. Trudeau cumulates 26 years of experience acquired within the consulting engineering sector. Since his beginning Mr. Trudeau has had a passion for start-ups companies, having inter-alia, active participations from the early stages in the following companies; Telegescom Inc.(Microcell Inc. ), Spectra Telecommunication Inc., and Look Communications, until the said companies became fully operational. Mr. Trudeau has also occupied the position of Vice President Operations for a company listed on the NASDAQ, as well as President and Chief of Operations of Technology Evaluation.Com.

More recently, Mr. Trudeau occupied the position of general manager of AVW-Telav Audio Visual Solutions, being responsible, in this position, for the national management of sales and operations of one of the division of the company.

Mr. Trudeau obtained a Bachelor Degree in Applied science and Mechanical Engeneering from The Polythecnique School of Montreal in 1980. In 1992, he received his Master Degree in Business Administration from the H.E.C of Montreal.

Education:
1976-1980	Bachelor of Science, Mechanical Engineer, Polytechnique School of Montreal
1985-1992	Master Degree in Business Administration (MBA) at, Hautes Etudes
Commercials of Montreal.

Recent Employment:

BTC Experts- Conseils Inc.	February 2004 - August 2006
VP Operations

BTC Experts- Conseils inc is a society that provides consultations services for enterprises to help them reach their goals in the area of development, expansion and profitability. The society regroups experience administrators who offer their expertise in various subject areas to diverse businesses of all sizes.

AVW-Telav, Audio Visual Solutions	January 2001 - February 2004
General Manager, System Design and Integration

AVW-Telav, Audio Visual Solution offers services and solutions in technological visual presentations for meetings, events and commercial fairs in more than 33 cities situated all around North America. The company also makes available the systems design and integration in the frame of permanent audio-visual applications. Responsible, of the management of sales, and operations in the Canadian Division of System Design and Integration. In that capacity, Mr. Trudeau managed a budgetary control of 16 million $, with control of 40 employees located in 4 cities.

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

Anticus International Corporation

Henri Baudet began his career in the banking industry in 1970 in Geneva , Switzerland , with Banque Pariente (now Banca del Gottardo) where he held different management positions in several fields such as administration, stocks and bonds , financial management. In 1973, he moved to Keyser Ullmann, a British merchant bank where he was responsible for the securities division. In 1986, He was appointed vice president at Banque de Dépot (a Latsis Group bank) as head of the private customers division. In 1989, he became Director of JP Jordan & Cie SA, a renown portfolio management company in Geneva . In 1997, with some partners, he founded his own company, AS-B & Cie SA , dedicated to assets management for private clients. Over the years, Mr. Baudet has developed a great knowledge in financial mechanisms as well as an impressive list of contacts in the financial community. Gerrit Bres, born in Holland, spent most of his career in the food industry, including 25 years for Mc Cain, a Canadian multinational food processor. His last position held was president of one of their divisions. He has been involved with the Canadian Meat Council from 1978 to 1998; acting as a Director from 1996 to 1997. Recently, he has worked as a consultant, more specifically as special project manager for projects like continuous quality improvement system and new plant planning.

Jacques Goulet, agr. Ph. D obtained his Ph. D at McGill University, Montreal, Quebec, in applied microbiology in 1974. He is currently a professor in Food Science and Nutrition at Laval University, in Quebec City Canada. He is also the scientific director of a private company producing various microbial cultures distributed in many countries for several uses in the agro-food and the pharmaceuticals industries. He has contributed over the years to the publication of numerous papers in acknowledged scientific journals. He was a member of several scientific committees related to the food and the biotechnology industry.

Lucien Pomerleau, agr. has obtained a Masters Degree in Science and Technology of Foods at Laval University, Quebec City, Canada in 1988. He is currently general director of Redal, Inc. a company specialized in the environmentally friendly treatment of by-products from the food industry. From 1987 to 1989, Mr. Pomerleau was the Director of Ads-Biotechnologies, Inc. From 1989 to 1995 he was the General Director of Alpha-Biotech which became Redal, Inc. which specialized in the revaluation of by-product and environmental treatment. In 1995 Mr. Pomerleau created Alpha-Biotech 2000, Inc. which concentrated the work on consulting in food transformation proposing various techniques to food companies to improve their processes.

Dr. Xin Zhao, is professor and Chair at the Department of Animal Science at McGill University, Montreal, Quebec. In 1989, Cr. Zhao obtained a PHD from Cornell University in animal science, minors in physiology and nutrition.

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

Board of Director Meetings and Committees

The Board of Directors held no meetings during the year ended June 30, 2006, but conducted board activities through unanimous consent board resolutions in lieu of meetings.

The board of directors of Anticus International Corporation has determined that for the purpose of and pursuant to the instructions of item 401(e) of regulation S-B titled Audit Committee Financial Expert, Mr. Pierre H. Vincent possesses the attributes of an Audit committee financial expert. Mr. Pierre H. Vincent is a Director of Anticus. Anticus does not have a designated Audit Committee and relies on the board of directors to perform those functions. Mr. Pierre H. Vincent is believed to be independent as defined by item 401(e)(ii) of regulation S-B. He receives compensation only through his service as a director and is a stockholder with less than a 5% holding position.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended June 30, 2006 were filed.

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

Anticus International Corporation

Executive Compensation

Compensation Summary

			SUMMARY COMPENSATION TABLE

			Annual Compensation		Award(s)		Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Current Officers/Directors

Daniel Trudeau	2006	0	0	0	0	0	0	0
President and CEO
(September 19, 2006)

Henri Baudet	2006	0	0	0	0	0	0	0
Director
(April 21, 2006)

Gerrit Bres	2006	0	0	0	0	0	0	0
Director
(April 21, 2006)

Jacques Goulet	2006	0	0	0	0	0	0	0
Director
(April 21, 2006)

Lucien Pomerleau	2006	0	0	0	0	0	0	0
Director
(April 21, 2006)

Pierre H. Vincent	2006	0	0	0	0	150,000	0	0
Director	2005	0	0	0	0	0	0	0
(November 28, 2005)

Former Officers/Directors

Gilles Varin	2006	0	0	0	0	150,000	0	0
President and CEO	2005	0	0	0	0	0	0	0
(11/2005-09/2006)

Michel Brisson	2005	0	0	0	0	0	0	0
President and CEO
(12/2004-11/2005)

Notes:
As of June 30, 2006, Anticus International Corporation had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.
No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Anticus International Corporation

Compensation of Directors

During the year ended June 30, 2006, a total of 300,000 options were granted to two (2) directors of which 100,000 was cancelled and reissued under modified terms as follows: On Oct 12, 2005 the board approved compensation to PH Vincent consisting of 100,000 options expiring December 31, 2007 at a price of $0.17 per share; these options were re-priced and reissued to be consistent with the 100,000 option granted at a price of $0.085 per share to Gilles Varin January 23, 2006 expiring on December 31,2006. on April 19, 2006 each director received an additional 50,000 options at a price of $0.19 per share expiring December 31, 2007.

Subsequent to the year ended June 30, 2006 on Oct 3, 2006 the board approved compensation to PH Vincent consisting of 50,000 options expiring December 31, 2007 at a price of $0.18 per share Employment Agreements The Company has signed a renewable twelve (12) month agreement with Mr. Daniel Trudeau, President and CEO, whereby the Company agrees to pay Mr. Trudeau compensation of $40,000 CDN per year, as well as five hundred thousand (500,000) options expiring June 30th 2008, exercisable at 0.24 USD, said options to be vested according to the following schedule:

125,000	December 15th 2006
125,000	March 15th 2007
125,000	June 15th 2007
125,000	September 15th 2007

Anticus International Corporation

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 30, 2006; the beneficial ownership of Anticus International Corporation common stock by each person known to the company to beneficially own more than five percent (5%) of the company’s common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly:

Common Stock
	Amount and Nature		Percentage (3)
Name and Address of Beneficial Owner	of Beneficial Ownership	Acquirable	of Class

Daniel Trudeau	0	0	0
President and CEO
Pierre H. Vincent	0	200,000	0
Director
Henri Baudet	0	0	0
Director
Gerrit Bres	0	0	0
Director
Jacques Goulet	700,000	0	2.0
Director
Lucien Pomerleau	700,000	0	2.0
Director

Officers and Directors as a Group	1,400,000	0	4.0

Giles Varin (1)	13,650,000	150,000	39.2
948A, rue Notre Dame
Repentigny, Quebec Canada J5Y 1C8

Tracy Holman (1)	5,400,000	0	15.5
1119 Hudson Road
Kelowna, B.C. V1Z 1K4

Michelle Sedmak (1)	3,600,000	0	10.3
Apt 11 – 1777 Water Street
Kelowna, B.C. V1K 1K4

Richgold Resources S.A. (2)	1,800,000	0	5.2
P.O. Box 0832-0610
World Trade Center Panama
Republic of Panama

Total	25,850,000	350,000	74.2

Anticus International Corporation

Notes:
1. Giles Varin, Tracy Holman, and Michelle Sedmak are former officers and/or directors of Anticus International Corporation.
2. The beneficial owner of Richgold Resources S.A. is Mark Andre Comeau.
3. Each beneficial owner’s percentage ownership assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after June 30, 2006.

Total shares outstanding as of June 30, 2006 were 34,854,229 held by approximately 55 shareholders of record and an undetermined number of holders in street name.

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Certain Relationships and Related Transactions

The Company currently operates from the offices of its attorney in Quebec, Canada at no charge. The Company charged the estimated value of the utilized office space of $300 per month to operations. Further, the Company’s officers are providing services at no charge. The Company charged the estimated value of the rendered services of $10,000 to operations.

One of the Company’s attorneys has directly paid expenses on behalf of the Company. The amount advanced and charged to operations for the years ended June 30, 2006 and 2005 amounted $18,186 and $1,758, respectively. The amounts due are included in accounts payable.

During the 12 month period ended June 30 2005, $20,000 of program development costs were incurred with a company controlled by a former director.

During the 12 month period ended June 30 2005, $13,167 included in accounts payable, and legal expenses of $13,883 were incurred with a company controlled by a shareholder. This shareholder was not a beneficial holder of 5% of our outstanding common stock.

Anticus International Corporation

Exhibits and Reports on Form 8-K

Reports on Form 8-K

The following lists all Reports on Form 8-K as filed by the registrant during the fiscal year ending June 30, 2006; and all Reports on Form 8-K filed by the registrant as to the date of filing of this Report on Form 10-KSB:

September 27, 2006
Report on Form 8-K; Section 5; Item 5.02:
Departure of Directors or Principal Officers; Appointment of Principal Officers
July 12, 2006
Report on Form 8-K; Section 8; Item 8.01: Other Events -Press Release
April 25, 2006
Report on Form 8-K;
Section 1; Item 1.01: Entry into a Material Definitive Agreement
Section 3; Item 3.02: Unregistered Sale of Equity Securities
Section 5; Item 5.02; Appointment/Election of Directors
Section 5; Item 5.06: Change in Shell Company Status
Section 9; Item 9.01: Financial Statements and Exhibits
February 24, 2006
Report on Form 8-K/A; Amendment #1;
Section 4; Item 4.01: Change in Registrant’s Certifying Accountant
Section 9; Item 9.01: Financial Statements and Exhibits
February 10, 2006
Report on Form 8-K;
Section 4; Item 4.01: Change in Registrant’s Certifying Accountant
Section 9; Item 9.01: Financial Statements and Exhibits
December 1, 2005
Report on Form 8-K;
Section 5; Item 5.02: Departure of Directors or Principal Officers;
Election of Directors, Appointment of Principal Officers
Section 8; Item 8.01: Other Events – Press Release
September 30, 2005
Report on Form 8-K/A; Amendment #2;
Section 1; Item 1.01: Entry into a Material Definitive Agreement
Section 9; Item 9.01: Financial Statements and Exhibits
September 19, 2005
Report on Form 8-K/A; Amendment #1;
Section 1; Item 1.01: Entry into a Material Definitive Agreement
Section 9; Item 9.01: Financial Statements and Exhibits
July 25, 2005
Report on Form 8-K
Section 1; Item 1.01: Entry into a Material Definitive Agreement
Section 9; Item 9.01: Financial Statements and Exhibits

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
(18 U.S.C. 1350)

Anticus International Corporation

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending June 30, 2006 and 2005 were: $15,000 and $4,700, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending June 30, 2006 and 2005 were: $ 7,266 and $3,500, respectively.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending June 30, 2006 and 2005.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending June 30, 2006 and 2005.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2006. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

Anticus International Corporation
Registrant

Date: October 17, 2006	By:	\s\ Daniel Trudeau, President

Daniel Trudeau, President
Principal Executive Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 17, 2006	By:	\s\ Daniel Trudeau, President

Daniel Trudeau, President
Principal Executive Officer and Principal Accounting Officer

Date: October 17, 2006	By:	\s\ Pierre H. Vincent, Director

Pierre H. Vincent, Director

Date: October 17, 2006	By:	\s\ Henri Baudet, Director

Henri Baudet, Director

Date: October 17, 2006	By:	\s\ Gerrit Bres, Director

Gerrit Bres, Director

Date: October 17, 2006	By:	\s\ Jacques Goulet, Director

Jacques Goulet, Director

Date: October 17, 2006	By:	\s\ Lucien Pomerleau, Director

Lucien Pomerleau, Director