Form 10QSB
period 2006-09-30
ANTICUS INTERNATIONAL CORP
filed 2006-11-14
CIK 1192494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2006: 35,859,245 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

ANTICUS INTERNATIONAL CORPORATION Index
			Page
			Number
PART I.		FINANCIAL INFORMATION
Item	1.	Financial Statements
		Interim Balance Sheet	3
		Interim Statement of Operations	4
		Interim Statement of Cash Flows	5
		Notes to Financial Statements	6
Item	2.	Management's Discussion and Analysis of Financial Condition
		and Plan of Operations	13
Item	3.	Controls and Procedures	15
Part II.		OTHER INFORMATION
Item	1.	Legal Proceedings	16
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item	3.	Defaults Upon Senior Securities	17
Item	4.	Submission of Matters to a Vote of Security Holders	17
Item	5.	Other Information	17
Item	6.	Exhibits and Reports on Form 8-K	17
SIGNATURES			17

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) INTERIM BALANCE SHEET (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

		June 30, 2006
		Audited
	September 30, 2006	Restated

ASSETS
Current assets
Cash held in trust	$ 126,503	$148,335
Other assets
Intangible assets (Note 4)	420,936	444,036
Website development costs (Note 5)	7,844	-

Total assets	$ 555,283	$592,371

Current liabilities
Accounts payable	83,916	85,756
Advances payable (Note 6)	-	4,320
Note payable (Note 7)	-	5,000

Total liabilities	83,916	95,076

Stockholders’ Equity
Authorized common stock:
75,000,000 shares with a par value of $0.001
Issued and outstanding:
35,859,245 common shares at September 30, 2006	35,859	-
35,499,229 common shares at June 30, 2006	-	35,499
Additional paid-in capital	1,217,929	1,129,535
Deficit accumulated during the development stage	(782,171)	(667,768)
Comprehensive (gain) loss	(250)	29

Total stockholders’ equity	471,367	497,295

Total Liabilities and Stockholders’ Equity	$ 555,283	$592,371

The accompanying notes are an integral part of these financial statements. 3

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) INTERIM STATEMENT OF OPERATIONS (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

			Cumulative Amounts
			from
			Date of Incorporation
			May 1, 2002
	Three Month Period Ended		Through
	September 30,		September 30,
	2006	2005	2006

		Restated

Revenue	$ -	$-	$-
General and administrative expenses	(114,403)	(94,094)	(694,381)

Loss before income taxes	(114,403)	(94,094)	(694,381)

Income taxes	-	-	-

Loss from continuing operations	(114,403)	(94,094)	(694,381)

Discontinued operations
Loss from operations of discontinued component	-	(87,790)	(87,790)

Net loss for period	$ 114,403	$(181,884)	$(782,171)

Basic and diluted loss per common share	$ (0.00)	$(0.00)

Weighted average number of common shares outstanding	35,659,292	31,385,158

The accompanying notes are an integral part of these financial statements. 4

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) INTERIM STATEMENT OF CASH FLOWS (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

				Cumulative amounts
				from
				Date of Incorporation
				May 1, 2002
	Three Month Period Ended			Through
		September 30,		September 30,
	2006		2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (114,403)		$(181,884)	$(782,171)
Shares issued for services	48,754		194,002	266,847
Shares issued for abandoned license	-		-	76,000
Contributed rent and services	-		-	13,600
Compensation recognized on option grants	-		-	26,710
Amortization	23,441		-	41,405
Adjustments to reconcile net loss to net cash used in operating activities
Decrease in prepaid expenses	-		300	-
Increase (decrease) in accounts payable	(1,840)		(10,980)	197,158

Net cash provided by (used in) operating activities	(44,048)		1,438	(160,451)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development costs	(8,185)		-	(8,185)

Net cash used in investing activities	(8,185)		-	(8,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	40,000		-	293,631
Note payable to third party	(5,000)		(1,438)	-
Advances received from third party (paid)	(4,320)		-	1,758

Net cash provided by (used in) financing activities	30,680		(1,438)	295,839

Effect of exchange rates on cash	(279)		-	(250)

Net change in cash	(21,832)		-	126,503

Cash at beginning of period	148,335		-	-

Cash at end of period	$ 126,503	$	Nil	$126,503

Supplemental disclosure with respect to cash flows
Cash paid for income taxes	$-		$-	$-
Cash paid for interest	$-		$-	$-

The accompanying notes are an integral part of these financial statements. 5

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS SEPTEMBER 30, 2005 (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

Note 1 - Basis of Presentation

a) Interim financial statements

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company’s audited June 30, 2006 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company’s June 30, 2005 audited financial statements.

b) Restatement of June 30, 2006 financial statements

During the current quarter, the Company discovered that it had inadvertently omitted certain transactions that occurred in its attorney’s trust account during the year ended June 30, 2006. The June 30, 2006 balance sheet has been restated to correct these errors, and is presented as part of the basic financial statements in this filing. Additionally, certain costs associated with the Company’s termination of its merger agreement with Delacrypt (see Note 9) were not originally classified as a discontinued operating component in the September 30, 2005 quarterly financial statements. The financial statement effects of this restatement are summarized in Note 11.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $782,171 for the period from inception, May 1, 2002 to September 30, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional financing through a private offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS SEPTEMBER 30, 2005 (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

Note 3 – Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. The application of Canadian generally accepted accounting principles to these financial statements would not result in material measurement or disclosure differences. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

b)	Foreign Currency Translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the statement of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations.

c)	Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

d)	Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 “Earnings per share” (SFAS No. 128), basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In accordance with SFAS No. 128, any anti-dilutive effects on net earnings (loss) per share are excluded. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of approximately 36 million and 31.4 million for the three months ended September 30, 2006 and 2005, respectively. Such amounts include shares potentially issuable under outstanding options.

e)	Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others.

f)	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS SEPTEMBER 30, 2005 (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

g)	Use of Estimates

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

h)	Fair Value of Financial Instruments

Pursuant to SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2006. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

i)	Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and the fair value or disposable value. As of September 30, 2006, the Company does not believe there has been any impairment of its long-lived assets.

Note 4 – Intangible Assets

On or about December 15, 2005, the Company signed a Letter of Intent with MD Technologies Inc., Costal Inc., and Redal Inc. to acquire the worldwide exclusive license to the microbiological process known as “Prolactis”. The process provides for the bioconversion of lactose and other sugar into high proteins biomass, literally transforming waste and by-products into water and yeast to be used in animal feed.

The license was issued to the Company effective April 20, 2006. As compensation for the license, the Company issued two million one hundred thousand (2,100,000) shares at $0.20 per share, that were issued as an exempted transaction under Section 4(2) of the Securities Act of 1933. In and subject to Rule 144 of the Securities Act of 1933 and in conjunction with the acquisition of the license, the Company paid a finder’s fee of two hundred and ten thousand (210,000) shares also valued at $0.20 per share. The cost of the license of $462,000 is being amortized over five years. Amortization expense for the quarter ended September 30, 2006 totaled $23,100. The balance of the intangible asset as of September 30, 2006 and June 30, 2006 was $420,936 and $444,036, respectively.

Amortization expense for each of the next five years is as follows:

September 30,
2007	$92,400
2008	$92,400
2009	$92,400
2010	$92,400
2011	$51,336

Note 5 – Website Development Costs

The Company incurred costs totaling $8,185 to develop its website during the three months ended September 30, 2006. These costs were capitalized and are being amortized over three years. Amortization expense for the quarter ended September 30, 2006 totaled $341. The balance of website development costs as of September 30, 2006 was $7,844.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS SEPTEMBER 30, 2005 (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

Note 6 - Advances payable		September	June 30,
		30,	2006
		2006

Due to Premier National Studios Inc., non-interest bearing and repayable on
demand	$	Nil	$4,320

Note 7 - Note payable		September	June 30,
		30,	2006
		2006

Promissory note payable to Premier National Studios Inc.,
non-interest bearing and repayable on demand	$	Nil	$5,000

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS SEPTEMBER 30, 2005 (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

Note 8 – Capital Stock

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

On July 12, 2005, the Company issued 50,000 shares of its common stock for legal services valued at $6,000. On July 19, 2005, the Company issued 66,286 shares of its common stock for legal services valued at $13,257. On July 27, 2005, the Company issued 52,669 shares of its common stock for consulting services valued at $13,168. On July 28, 2005, the Company issued 100,000 shares of its common stock in connection with the development of encryption software to be utilized on movies. The shares were valued at $24,000. The software project subsequently was abandoned.

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

On October 11, 2005, the Company issued 171,872 shares of its common stock for legal services valued at $29,218. On January 27, 2006, the Company issued 172,765 shares of its common stock for legal services valued at $14,685. On January 30, 2006, the Company issued 200,000 shares of its common stock for legal services valued at $18,000. On April 18, 2006, the Company issued 227,500 shares of its common stock for legal services valued at $40,950. On April 20, 2006, the Company issued a total of 2,310,000 shares of its common stock for the worldwide exclusive license to the microbiological process known as “Prolactis”. The license was valued at $462,000.

On May 31, 2006, the Company issued 500,000 shares of its common stock in a private offering for $125,000. On June 12, 2006, the Company issued 100,000 shares of its common stock in a private offering for $25,000. On June 15, 2006, the Company issued 45,000 shares of its common stock in a private offering for $11,631. On August 14, 2006, the Company issued 75,016 shares of its common stock for legal services valued at $18,754. On August 17, 2006, the Company issued 100,000 shares of its common stock in a private offering for $25,000. On August 21, 2006, the Company issued 125,000 shares of its common stock for legal services valued at $30,000. On August 31, 2006, the Company issued 60,000 shares of its common stock in a private offering for $15,000.

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

Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to additional paid-up capital.

During the year ended June 30, 2006, a total of 300,000 options were granted to two (2) directors of which 100,000 was cancelled and reissued under modified terms as follows: On October 12, 2005, the board approved compensation to PH Vincent consisting of 100,000 options expiring December 31, 2007 at a price of $0.17 per share; these options were re-priced and reissued to be consistent with the 100,000 option granted at a price of $0.085 per share to Gilles Varin January 23, 2006 expiring on December 31, 2006. On April 19, 2006 each director received an additional 50,000 options at a price of $0.19 per share expiring December 31, 2007. On August 30, 2006, the Company agreed to pay Mr. Trudeau compensation of five hundred thousand (500,000) options expiring June 30, 2008, exercisable at 0.24 USD, said options to be vested according to the following schedule:

125,000	December 15, 2006
125,000	March 15, 2007
125,000	June 15, 2007
125,000	September 15, 2007

Note 9 – Contingencies

The Company acquired the rights to enter into a merger agreement with Deltacrypt Technologies Inc. (“Delta”), a Canadian-based technology developer and provider of versatile encryption technology. Anticus acquired the rights to merge with Delta from 610051 N.B. Inc. (a private Canadian Corporation) which entered into an agreement with Delta regarding the merger of Delta into a public company (the “Agreement”). The rights were acquired through the issuance of 300,000 shares of the Company’s common stock valued at $76,000.

The agreement was contingent upon Anticus providing a minimum of $750,000 of additional capital.

The Company’s agreement to acquire Deltacrypt was modified on September 8, 2005, and under the modified terms, the Company agreed to make advances to Deltacrypt estimated at $23,000 per month from August 1, 2005 to fund Deltacrypt’s operations until full completion of the merger. All funds advanced are to be applied to the condition requiring Anticus to provide a minimum of $750,000 of available capital to Deltacrypt at the close of the merger. The Company terminated this agreement with Deltacrypt and has only paid $10,000 towards this obligation. The Company has not established any reserve for any amounts which may be due to Deltacrypt under the agreement.

Note 10 – Subsequent Events

On October 3, 2006, the board approved compensation to PH Vincent consisting of 50,000 options expiring December 31, 2007 at a price of $0.18 per share. On October 3, 2006 the board approved to issue 1,500,000 shares to Michel Deblois Technologies Inc., Costal Inc. and Redal Inc. as consideration for the cancellation of certain minimum purchase requirements that the Company was previously obligated to make.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS SEPTEMBER 30, 2005 (UNAUDITED – PREPARED BY MANAGEMENT) (STATED IN U.S. DOLLARS)

Note 11 – Restatement of Prior Periods

During the current quarter, the Company discovered that it had inadvertently omitted certain transactions that occurred in its attorney’s trust account during the year ended June 30, 2006. The June 30, 2006 balance sheet has been restated to correct these errors, and is presented as part of the basic financial statements in this filing. Additionally, certain costs associated with the Company’s termination of its merger agreement with Delacrypt (see Note 9) were not originally classified as a discontinued operating component in the September 30, 2005 quarterly financial statements. A summary of the restatements follows:

June 30, 2006
	as Originally	June 30, 2006
	Stated	as Restated	Change

Balance sheet
Cash held in trust	$-	$148,335	$148,335
Accounts payable	(89,081)	(85,756)	3,325
Common stock	(34,854)	(35,499)	(645)
Additional paid-in capital	(968,549)	(1,129,535)	(160,986)
Deficit accumulated during the
development stage	657,768	667,768	10,000
Comprehensive (gain) loss	-	(29)	(29)

	$(434,716)	$(434,716)	$-

Three Month
	Period Ended	Three Month
	September 30,	Period Ended
	2006	September 30,
	as Originally	2006
	Stated	as Restated	Change

Statement of operations
Loss from continuing operations	$171,884	$94,094	$(77,790)

Loss from operations of discontinued
component	$-	$87,790	$87,790

Net loss for the period	$171,884	$181,884	$10,000

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

Financial Summary

Results of Operations for the Three-Months Ended September 30, 2006

The Company reports a net loss of $114,403 for the three-months ended September 30, 2006 versus a net loss of $181,884 for the three-months ended September 30, 2005.

The net loss for the three-months ended September 30, 2006 of $114,403 is entirely comprised of loss from general and administrative expenses.

The comparative loss from operations for the three-months ended September 30, 2005 was $94,094. The net loss for this period of $181,884 also included a $87,790 loss from operations of a discontinued component.

Liquidity and Capital Resources

During the three-months ended September 30, 2006 the Company's cash position decreased $21,832. Net cash used in operating activities totaled $44,048; $8,185 was used in investing activities; and $30,680 was provided by financing activities, primarily from the issuance of common stock.

Going Concern

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our limited operations. Accordingly, there is substantial doubt as to our ability to continue as a going concern. Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended June 30, 2006. As shown in the accompanying financial statements, the Company has incurred a net loss of $782,171 for the period from inception, May 1, 2002 to September 30, 2006, and has not generated any revenue since its inception. The future of the Company is dependent upon its ability to obtain financing and upon the future profitable operations. Management plans to seek additional financing through the sale of its common stock through private placements. There is no assurance that the Company’s current operations will be profitable or the Company will raise sufficient funds to continue operating. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management Plan of Operations

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

On October 3, 2006 Anticus approved to issue 1,500,000 shares to Michel Deblois Technologies Inc., Costal Inc. and Redal Inc. as consideration for the cancellation of certain minimum purchase requirements that the Company was previously obligated to make. The removal of these conditions and requirements enhances the worldwide exclusive license we have acquired to the microbiological process known as "Prolactis." Anticus is now obligated to pay Redal, Inc. a royalty of four percent (4%) of all gross sales. Redal, Inc. holds the exclusive right to supply the proprietary components of the systems, at fair values to be agreed between the parties. On August 30, 2006, the company appointed Daniel Trudeau as our president. Mr. Trudeau has been working to develop a comprehensive business plan to commercialize our exclusive license to the microbiological process known as "Prolactis." Our New Process

The process relies on the capacity of yeast to absorb and digest components of polluting elements dissolved in liquids. Main elements researched are carbon and nitrogen under a special form which allow yeast to reproduce. Multiple agricultural food rejects contain either nitrogen or carbon or even both. These food by-products have no value and create problems for disposal. Yeast produced from the waste materials can be sold based on grade and composition at various pricing. This value is variable and can be ranged, for example, from animal food to pharmaceutical applications.

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

Part II. OTHER INFORMATION Item 1. Legal Proceedings

None, for the period ending September 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously disclosed as occurring in August 2006, Anticus now believes that due to various transactions discovered within one of our attorney’s trust accounts that this offering commenced in June of 2006. Wherein, the Company received $201,250 in exchange for issuing 805,000 units through a private offering. Each unit consisted of one share of its common stock and one warrant exercisable at $0.35 no later than February 28th 2007. This private offering we believe to be exempt from registration under Regulation D promulgated under Section 4(2) of the Securities Act. We also believe this private offering to be exempt from registration under Regulation S, as the purchasers are domiciled and transaction occurred outside the United States. The sales of stock were strictly limited to individuals and entities, each of whom was an accredited investor, as that term is defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act and had adequate access to information pertaining to our Company. Furthermore, no advertisements were made, no commissions were paid and the securities are restricted pursuant to Rule 144.

On October 3, 2006 the board approved to issue 1,500,000 shares to Michel Deblois Technologies Inc., Costal Inc. and Redal Inc. as consideration for the cancellation of certain minimum purchase requirements that the Company was previously obligated to make. These shares were valued at the market price of $0.18 per share for a total valuation of $270,000.

This transaction we believe to be exempt from registration under Regulation D promulgated under Section 4(2) of the Securities Act. We also believe this private offering to be exempt from registration under Regulation S, as the purchasers are domiciled and transaction occurred outside the United States. The transactions were strictly limited to individuals and entities, each of whom was an accredited investor, as that term is defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act and had adequate access to information pertaining to our Company. Furthermore, no advertisements were made, no commissions were paid and the securities are restricted pursuant to Rule 144.

Common stock options

On Oct 3, 2006 the board approved compensation to PH Vincent consisting of 50,000 options expiring December 31, 2007 at a price of $0.18 per share Equity Compensation Plan Information The following table provides information as of October 12, 2006 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders(1)(2)	0	$0.0	0
Equity compensation plans	350,000	$0.129	55,715
not approved by shareholders(1)(3)

Total	350,000	$ 0.129	55,715

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
None, for the period ending September 30, 2006.
Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits
Anticus International Corporation includes herewith the following exhibits:
31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)

Reports on Form 8-K

October 25, 2006
Report on Form 8-K; Section 8; Item 8.01: Other Events

September 27, 2006
Report on Form 8-K; Section 5; Item 5.02:
Departure of Directors or Principal Officers; Appointment of Principal Officers

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anticus International Corporation

Date: November 13, 2006	By: /s/ Daniel Trudeau, President

Daniel Trudeau, President
Principal Executive Officer
Principal Accounting Officer