Form 10QSB
period 2006-12-31
ANTICUS INTERNATIONAL CORP
filed 2007-02-14
CIK 1192494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2006
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from to
COMMISSION FILE NUMBER:	333-101420

ANTICUS INTERNATIONAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0375504

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1155 Rene-Lévesque Ouest, Suite 2500
Montreal, Quebec, Canada H3B 2K4
(Address of principal executive offices)

(514) 992-1391

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

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2006: 37,359,245 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

ANTICUS INTERNATIONAL CORPORATION

Index

			Page
			Number
PART I.		FINANCIAL INFORMATION
Item	1.	Financial Statements
		Interim Balance Sheet	3
		Interim Statement of Operations	4
		Interim Statement of Cash Flows	5
		Notes to Financial Statements	6
Item	2.	Management's Discussion and Analysis of Financial Condition
		and Plan of Operations	14
Item	3.	Controls and Procedures	15
Part II.		OTHER INFORMATION
Item	1.	Legal Proceedings	16
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item	3.	Defaults Upon Senior Securities	16
Item	4.	Submission of Matters to a Vote of Security Holders	16
Item	5.	Other Information	16
Item	6.	Exhibits and Reports on Form 8-K	16
SIGNATURES			17

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

		June 30, 2006
	(Unaudited)	Audited
	December 31, 2006	Restated

ASSETS

Current assets
Cash	$20,586	$-
Cash held in trust	-	148,335

Other assets
Intangible assets	620.336	444,036
Website development	7,503	-

Total assets	$658,425	$592,371

Current liabilities
Accounts payable and accrued expenses	68,025	85,756
Advances payable (Note 6)	-	4,320
Note payable (Note 7)	-	5,000

Total liabilities	68,025	95,076

Stockholders’ Equity
Authorized common stock:
75,000,000 shares with a par value of $0.001
Issued and outstanding:
37,359,245 common shares at December 31, 2006	37,359
35,499,229 common shares at June 30, 2006		35,499
Additional paid-in capital	1,515,384	1,129,535
Deficit accumulated during the development stage	(960,653)	(667,768)
Comprehensive (gain) loss	(1,690)	29

Total stockholders’ equity	590,400	497,295

Total Liabilities and Stockholders’ Equity	$658,425	$592,371

The accompanying notes are an integral part of these financial statements. 3

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS

					Cumulative Amounts
					from
					Date of Incorporation
					May 1, 2002
	Three Month Period Ended		Six Month Period Ended		Through
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$ -	$-	$-	$-	$-

General and administrative expenses	178,482	97,042	292,885	191,136	872,863

Other expenses
Discontinued operations	-	-	-	87,790	87,790

Net loss for period	$ (178,482)	$(97,042)	$(292,885)	$(278,926)	$(960,653)

Basic and diluted loss per common share	$ (0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	37,310,332	31,910,554	36,484,812	31,570,705

The accompanying notes are an integral part of these financial statements. 4

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS

				Cumulative amounts
				from
				Date of Incorporation
				May 1, 2002
	Six Month Period Ended			Through
		December 31,		December 31,
	2006		2005	2006

	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (292,885)		$(278,926)	$(960,653)
Shares issued for services	48,754		31,968	266,847
Compensation recognized on option grants	28,955		1,740	55,665
Amortization	84,382		-	102,346
Shares issued on abandoned license	-		-	76,000
Contributed rent and services	-		-	13,600
Adjustments to reconcile net loss to net cash used in operating activities
Decrease (increase) in prepaid expenses	-		600	-
Increase (decrease) in accounts payable	(17,731)		244,618	180,817

Net used in operating activities	(148,525)		-	(265,378)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development	(8,185)		-	(8,185)

Net cash used in investing activities	(8,185)		-	(8,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	40,000		-	293,631
Note payable to third party	(5,000)		-	-
Advances received from third party (paid)	(4,320)		-	1,758

Net cash provided by (used in) financing activities	30,680		-	295,839

Effect of exchange rates on cash	(1,719)		-	(1,690)

Net change in cash	(127,749)		-	20,586

Cash at beginning of period	148,335		-	-

Cash at end of period	$ 20,586	$	Nil	$20,586

Supplemental disclosure with respect to cash flows
Cash paid for income taxes	$-		$-	$-
Cash paid for interest	$-		$-	$-
Shares issued for debt settled (note 8(b))	$-		$189,002	$-
Shares issued for services (note 8(b))	$ 48,754		$31,968	$-
Shares issued for intangible assets (note 8(b))	$ 270,000		$-	$-

The accompanying notes are an integral part of these financial statements. 5

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS DECEMBER 31, 2006

Note 1 - Basis of Presentation

a) Interim financial statements

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company’s audited June 30, 2006 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company’s June 30, 2006 audited financial statements.

b) Restatement of June 30, 2006 financial statements

During the current quarter, the Company discovered that it had inadvertently omitted certain transactions that occurred in its attorney’s trust account during the year ended June 30, 2006. The June 30, 2006 balance sheet has been restated to correct these errors, and is presented as part of the basic financial statements in this filing. Additionally, certain costs associated with the Company’s termination of its merger agreement with Delacrypt (see Note 9) were not originally classified as a discontinued operating component in the September 30, 2005 quarterly financial statements. The financial statement effects of this restatement are summarized in Note 10.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $965,069 for the period from inception, May 1, 2002 to December 31, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional financing through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS DECEMBER 31, 2006

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

In accordance with Statement of Financial Accounting Standards No. 128 “Earnings per share” (SFAS No. 128), basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In accordance with SFAS No. 128, any anti-dilutive effects on net earnings (loss) per share are excluded. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of approximately 37.1 million and 31.9 million for the three month period ended December 31, 2006 and 2005, respectively. Such amounts include shares potentially issuable under outstanding options.

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS DECEMBER 31, 2006

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

Pursuant to SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2006. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

i)	Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and the fair value or disposable value. As of December 31, 2006, the Company does not believe there has been any impairment of its long-lived assets.

Note 4 – Intangible Assets

In December 2005, the Company signed a Letter of Intent with MD Technologies Inc., Costal Inc., and Redal Inc. to acquire the worldwide exclusive license to the microbiological process known as “Prolactis”. The process provides for the bioconversion of lactose and other sugar into high proteins biomass, literally transforming waste and by-products into water and yeast to be used in animal feed.

The license was issued to the Company effective April 20, 2006. As compensation for the license, the Company issued two million one hundred thousand (2,100,000) shares of its common stock valued at $0.20 per share. These shares were issued as an exempted transaction under Section 4(2) of the Securities Act of 1933. In and subject to Rule 144 of the Securities Act of 1933 and in conjunction with the acquisition of the license, the Company paid a finder’s fee of two hundred and ten thousand (210,000) shares also valued at $0.20 per share. On October 3, 2006, the Company issued 1.5 million (1,500,000) shares at $0.18 per share to the licensor to waive any and all conditions contained in the license agreement and obtain a clear license to Prolactis. The cost of the license of $732,000 is being amortized over five years. Amortization expense for the three-months and six-months ended December 31, 2006 were $60,600 and $83,700, respectively. The balance of the intangible asset as of December 31, 2006 and June 30, 2006 was $630,336 and $444,036, respectively.

Amortization expense for each of the next five years is as follows:

September 30,
2007	$73,200
2008	$146,400
2009	$146,400
2010	$146,400
2011	$117,936

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS DECEMBER 31, 2006

Note 5 – Website Development

The Company incurred costs totaling $8,185 to develop its website during the six months ended December 31, 2006. These costs were capitalized and are being amortized over three years. Amortization expense for the three-months and six-months ended December 31, 2006 were $341 and $682, respectively. The balance of website development as of December 31, 2006 was $7,503.

Note 6 - Advances payable		December 31,	June 30,
		2006	2006

Due to Premier National Studios Inc., non-interest bearing and repayable on
demand	$	Nil	$4,320

Note 7 - Note payable		December 31,	June 30,
		2006	2006

Promissory note payable to Premier National Studios Inc.,
non-interest bearing and repayable on demand	$	Nil	$5,000

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS DECEMBER 31, 2006

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

On May 31, June 12 and June 15, 2006, the Company issued 645,000 shares of its common stock in a private offering for $161,631.

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

On October 3, 2006 the Company issued a total of 1,500,000 shares of its common stock for the waiving of all conditions in the license agreement, giving a clear title to Prolactis.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS DECEMBER 31, 2006

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

During the year ended June 30, 2006, a total of 300,000 options were granted to two (2) directors of which 100,000 was cancelled and reissued under modified terms as follows:

On October 12, 2005, the board approved compensation to PH Vincent consisting of 100,000 options expiring December 31, 2007 at a price of $0.17 per share; these options were re-priced and reissued to be consistent with the 100,000 options granted at a price of $0.085 per share to Gilles Varin on January 23, 2006 and expiring on December 31, 2007. On April 19, 2006 each director received an additional 50,000 options at a price of $0.19 per share expiring December 31, 2007.

On August 30, 2006, the Company agreed to pay Mr. Trudeau compensation of five hundred thousand (500,000) options expiring June 30, 2008, exercisable at 0.24 USD, said options to be vested according to the following schedule:

125,000	December 15, 2006
125,000	March 15, 2007
125,000	June 15, 2007
125,000	September 15, 2007

In October 2006, the board approved compensation to PH Vincent consisting of 50,000 options expiring December 31, 2007 at a price of $0.18 per share. In December 2006, the board approved the issuance of the 125,000 options to Mr. Trudeau pursuant to his employment agreement. During the three-months and six-months ended December 31, 2006, the recognized compensation expense associated with these 175,000 options of $28,955, which was charged to operations.

The following is a summary of the outstanding options:

	Number	Weighted
	Of	Average
	Shares	Exercise Price

Outstanding – June 30, 2005	-	-

Granted	400,000.13
Exercised	-	-
Cancelled	(100,000)	(.17)

Outstanding – June 30, 2006	300,000.12

Granted	175,000.22
Exercised	-	-
Cancelled	-	-

Outstanding – December 31, 2006	475,000.16

All of the outstanding options can be exercised through June 30, 2008 at a price per share ranging from $.085 to $.24. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module. Options granted during the year ended June 30, 2006 were valued at $26,710, which was charged to operations. The following assumptions were made in estimating fair value:

Dividend Yield	0%
Expected life	Approximately 2 years
Risk Free Interest Rate	Ranging from	4.34% - 4.90%
Expected Volatility	Ranging from	101% - 187%

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS DECEMBER 31, 2006

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS DECEMBER 31, 2006

Note 10 – Restatement of Prior Periods

The Company discovered that it had inadvertently omitted certain transactions that occurred in its attorney’s trust account during the year ended June 30, 2006. The June 30, 2006 balance sheet has been restated to correct these errors, and is presented as part of the basic financial statements in this filing. Additionally, certain costs associated with the Company’s termination of its merger agreement with Delacrypt (see Note 9) were not originally classified as a discontinued operating component in the December 31, 2005 quarterly financial statements. A summary of the restatements follows:

	June 30, 2006
	as originally	June 30, 2006
	stated	as restated		Change

Balance sheet
Cash held in Trust	$-	$148,335		$148,335
Accounts payable	(89,081)	(85,756)		3,325
Common stock	(34,854)	(35,499)		(645)
Additional paid-in capital	(968,549)	(1,129,535)		(160,986)
Deficit accumulated during the development stage	657,768	667,768		10,000
Comprehensive (gain) loss	-	(29)		(29)

	$(434,716)	$(434,716)	$	Nil

	Three month	Three month
	period ended	period ended
	December 31,	December 31,
	2005	2005
		as restated	Change

Statement of operations
Loss from continuing operations	$(97,042)	$107,042	$(10,000)

Net loss for the period	$(97,042)	$107,042	$(10,000)

	Six month	Six month
	period ended	period ended
	December 31,	December 31,
	2005	2005
		as restated	Change

Statement of operations
Loss from continuing operations	$(268,926)	$(191,136)	$77,790
Loss from operations of discontinued component	-	(87,790)	(87,790)

Net loss for the period	$(278,926)	$(278,926)	$(10,000

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

Financial Summary

Results of Operations for the Three-Months Ended December 31, 2006

The Company reports a net loss of $178,482 for the three-months ended December 31, 2006 versus a net loss of $97,042 for the three-months ended December 31, 2005. The net loss for the three-months ended December 31, 2006 is entirely comprised of loss from general and administrative expenses.

Liquidity and Capital Resources

During the three-months ended December 31, 2006 the Company's cash position decreased $127,749. Net cash used in operating activities totaled $148,525; $8,185 was used in investing activities; and $30,680 was provided by financing activities, primarily from the issuance of common stock.

Going Concern

The Company has incurred a net loss of $965,069 for the period from inception, May 1, 2002 to December 31, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional financing through a private or public offering of its common stock. There is substantial doubt as to our ability to continue as a going concern. Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended June 30, 2006.

Management Plan of Operations

In December 2005, the Company signed a Letter of Intent with MD Technologies Inc., Costal Inc., and Redal Inc. to acquire the worldwide exclusive license to the microbiological process known as “Prolactis”. The process provides for the bioconversion of lactose and other sugar into high proteins biomass, literally transforming waste and byproducts into water and yeast to be used in animal feed.

The license was issued to the Company effective April 20, 2006. As compensation for the license, the Company issued two million one hundred thousand (2,100,000) shares of its common stock valued at $0.20 per share.

On October 3, 2006, the Company issued 1.5 million (1,500,000) shares at $0.18 per share to the licensor to waive any and all conditions contained in the license agreement and obtain a clear license to Prolactis. The cost of the license of $732,000 is being amortized over five years. .

The Prolactis process provides, through the use of a bioreactor, for the bioconversion of lactose and other sugar, into high proteins biomass, literally transforming waste and by products into water and yeast to be used in animal feed. The Process has been developed by Jacques Goulet, Ph.D., agr., professor at Laval University in Quebec City, Quebec, Michel Deblois, engineer, and Lucien Pomerleau, M.Sc., agr. Worldwide patents are pending.

Anticus is now obligated to pay Redal, Inc. a royalty of four percent (4%) of all gross sales. Redal, Inc. holds the exclusive right to supply the proprietary components of the systems, at fair values to be agreed between the parties.

Daniel Trudeau, our president has been working to develop a comprehensive business plan to commercialize our exclusive license to the microbiological process known as "Prolactis." He has engaged a research firm to evaluate the potential markets for our yeast product and is working with our Chairman to develop a financing plan to facilitate the commercialization of our proprietary process.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None, for the three month period ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities for the three month period ended December 31, 2006 were as follows:

On October 3, 2006 the board approved to issue 1,500,000 shares to Michel Deblois Technologies Inc., Costal Inc. and Redal Inc. as consideration for the cancellation of certain minimum purchase requirements that the Company was previously obligated to make. These shares were valued at the market price of $0.18 per share for a total valuation of $270,000.

These transactions we believe to be exempt from registration under Regulation D promulgated under Section 4(2) of the Securities Act. We also believe this private offering to be exempt from registration under Regulation S, as the purchasers are domiciled and transaction occurred outside the United States. The transactions were strictly limited to individuals and entities, each of whom was an accredited investor, as that term is defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act and had adequate access to information pertaining to our Company. Furthermore, no advertisements were made, no commissions were paid and the securities are restricted pursuant to Rule 144.

Common stock options

In October 2006, the board approved compensation to PH Vincent consisting of 50,000 options expiring December 31, 2007 at a price of $0.18 per share. In December 2006, the board approved the issuance of the 125,000 options to Mr. Trudeau pursuant to his employment agreement.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None, for the period ending December 31, 2006.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits Anticus International Corporation includes herewith the following exhibits:
31.1 Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a)) 32.1 Certification of Principal Executive Officer (18 U.S.C. 1350)
Reports on Form 8-K October 25, 2006 Report on Form 8-K; Section 8; Other Events - NASD Notification

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anticus International Corporation

Date: February 14, 2007	By: /s/ Daniel Trudeau, President

Daniel Trudeau, President
Principal Executive Officer
Principal Accounting Officer