Form 10QSB
period 2007-03-31
ANTICUS INTERNATIONAL CORP
filed 2007-05-15
CIK 1192494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2007: 37,359,245 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

ANTICUS INTERNATIONAL CORPORATION Index
			Page
			Number
PART I.		FINANCIAL INFORMATION
Item	1.	Financial Statements
		Balance Sheet	3
		Statement of Operations	4
		Statement of Comprehensive Loss	5
		Statement of Cash Flows	6
		Notes to Financial Statements	7
Item	2.	Management's Discussion and Analysis of Financial Condition
		and Plan of Operations	14
Item	3.	Controls and Procedures	15
Part II.		OTHER INFORMATION
Item	1.	Legal Proceedings	16
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item	3.	Defaults Upon Senior Securities	16
Item	4.	Submission of Matters to a Vote of Security Holders	16
Item	5.	Other Information	16
Item	6.	Exhibits and Reports on Form 8-K	16
SIGNATURES			17

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET

March 31, 2007
(Unaudited)
ASSETS
Current assets
Cash	$777
Receivable from taxing authorities	6,189

6,966

Other assets
Intangible assets (Note 4)	593,736
Website development (Note 5)	6,575

600,311

Total assets	$607,277

Current liabilities
Accounts payable and accrued expenses	99,058

Total liabilities	99,058

Stockholders’ Equity
Authorized common stock:
75,000,000 shares with a par value of $0.001
Issued and outstanding:
37,359,245 common shares at March 31, 2007	37,359
Additional paid-in capital	1,537,934
Deficit accumulated during the development stage	(1,063,939)
Comprehensive (gain) loss	(3,135)

Total stockholders’ equity	508,219

Total Liabilities and Stockholders’ Equity	$607,277

The accompanying notes are an integral part of these financial statements. 3

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS

					Cumulative Amounts
					from
					Date of Incorporation
					May 1, 2002
	Three Month Period Ended		Nine Month Period Ended		Through
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General and administrative expenses	$ 103,286	$41,545	$396,171	$222,681	$976,149

Other expenses
Discontinued operations	-	-	-	87,790	87,790

Net loss for period	$ 103,286	$41,545	$396,171	$310,471	$1,063,939

Basic and diluted loss per common share	$ (0.00)	$(0.00)	$(0.01)	$(0.01)	$ Nil

Weighted average number of shares outstanding	37,359,245	32,072,578	36,772,034	29,054,126

The accompanying notes are an integral part of these financial statements. 4

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended	Nine Months Ended
	March 31, 2007	March 31, 2007
	(Unaudited)	(Unaudited)
Foreign currency translation adjustment	$(1,039)	$(3,135)

The accompanying notes are an integral part of these financial statements. 5

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
				Cumulative amounts
				from
				Date of Incorporation
				May 1, 2002
	Nine Month Period Ended			Through
		March 31,		March 31,
	2007		2006	2007

	(Unaudited)		(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (396,171)		$(310,471)	$(1,063,939)
Shares issued for services	48,754		31,968	381,848
Compensation recognized on option grants	51,505		5,200	78,215
Amortization	121,664		-	139,628
Shares issued on abandoned license	-		-	76,000
Contributed rent and services	-		-	13,600
Adjustments to reconcile net loss to net cash used in operating activities
Increase in accounts receivable	(6,188)		-	(6,188)
Decrease (increase) in prepaid expenses	-		900	-
Increase (decrease) in accounts payable	(13,518)		272,403	99,303

Net cash used in operating activities	(166,918)		-	(281,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	40,000		-	293,630
Note payable to third party	(5,000)		-	-
Advances received from third party (paid)	(4,320)		-	-

Net cash provided by financing activities	30,680		-	293,630

CASH FLOWS FROM INVESTING ACTIVITIES
Website development	(8,185)		-	(8,185)

Net cash used in investing activities	(8,185)		-	(8,185)

Effect of exchange rates on cash	(3,135)		-	(3,135)

Net change in cash	(147,558)		-	777

Cash at beginning of period	148,335		-	-

Cash at end of period	$777	$	Nil	$777

Supplemental disclosure with respect to cash flows
Cash paid for income taxes	$-		$-	$-
Cash paid for interest	$-		$-	$-
Shares issued for debt settled (note 8(b))	$-		$203,687	$-
Shares issued for services (note 8(b))	$ 48,754		$31,968	$381,848
Shares issued for intangible assets (note 8(b))	$ 270,000		$-	$808,000

The accompanying notes are an integral part of these financial statements. 6

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS MARCH 31, 2007

Note 1 - Basis of Presentation

The accompanying interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended June 30, 2006.

Note 2 – Nature of Operations

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,063,939 for the period from inception, May 1, 2002 to March 31, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional financing through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the frame work of the significant accounting policies summarized below:

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS MARCH 31, 2007

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

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options to purchase common shares would have an anti-dilutive effect. The only potential common shares as of March 31, 2007 were 600,000 options that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 37,856,467 and 33,168,689 for the three-months ended March 31, 2007. Diluted EPS for the nine-months ended March 31, 2007 and 2006 amounted to 37,160,356 and 32,120,043, respectively.

e)	Issuances involving non-cash consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of non-cash consideration received pertains to services rendered by consultants and others.

f)	Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

g)	Website Development Costs

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00- 2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit.

h)	Use of estimates

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

i)	Fair value of financial instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2007. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

i)	Long-lived assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and the fair value or disposal value. As of March 31, 2007, the Company does not believe there has been any impairment of its long-lived assets.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS MARCH 31, 2007

j)	New accounting standards

SFAS No. 159 - In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not- for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). The Company has evaluated the impact of the implementation of SFAS No. 159 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

The license was issued to the Company effective April 20, 2006. As compensation for the license, the Company issued two million one hundred thousand (2,100,000) shares at $0.20 per share, that were issued as an exempted transaction under Section 4(2) of the Securities Act of 1933. In and subject to Rule 144 of the Securities Act of 1933 and in conjunction with the acquisition of the license, the Company paid a finder’s fee of two hundred and ten thousand (210,000) shares also valued at $0.20 per share. On October 3, 2006, the Company issued 1.5 million (1,500,000) shares at $0.18 per share to the licensor to waive any and all conditions contained in the license agreement and obtain a clear title to Prolactis. The cost of the license of $732,000 is being amortized over five years. Amortization expense for the three-month and nine-month period ended March 31, 2007 were $36,600 and $120,300 respectively. The balance of the intangible asset as of March 31, 2007 was $593,736.

Amortization expense for each of the next five years is as follows:

March 31,
2008	$146,400
2009	$146,400
2010	$146,400
2011	$146,400
2012	$8,136

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS MARCH 31, 2007

Note 5 – Website Development

The cost of the website amounted to $7,890 is being amortized over three years. Amortization expense for the three-month and nine-month period ended March 31, 2007 were $682 and $1,364 respectively. The balance of website development as of March 31, 2007 was $6,575.

Amortization expense for each of the next three years is as follows:

March 31,
2008	$2,360
2009	$2,360
2010	$1,855

Note 6 – Capital Stock

a)	Stock split

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

On July 1, 2005, the Company issued 799,265 shares of its common stock to two of its attorneys and 125,000 shares of its common stock to a consultant. The 924,265 shares were valued at $138,309.

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

On May 31, June 12 and June 15, 2006, the Company issued 645,000 shares of its common stock in private offering for $161,631

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS MARCH 31, 2007

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

On October 3, 2006 the Company issued a total of 1,500,000 shares of its common stock for the waiving of all conditions in the license agreement, giving a clear title to Prolactis, valued at $270,000.

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

During the year ended June 30, 2006, a total of 300,000 options were granted to two (2) directors, of which 100,000 was cancelled and reissued under modified terms, as follows:

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

On August 30, 2006, the Company agrees to pay Mr. Trudeau compensation of five hundred thousand (500,000) options expiring June 30, 2008, exercisable at US$0.24, said options to be vested according to the following schedule:

125,000	December 15, 2006
125,000	March 15, 2007
125,000	June 15, 2007
125,000	September 15, 2007

On October 3, 2006, the board approved compensation to PH Vincent consisting of 50,000 options expiring
December 31, 2007 at a price of $0.18 per share.

During the three-month and nine-month period March 31, 2007, the recognized compensation expense associated with options granted were valued at $22,550 and $51,505 respectively, which was charged to operations.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS MARCH 31, 2007

The following is a summary of the outstanding options:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding – June 30, 2005	-	-
Granted	400,000	$0.13
Exercised	-	-
Cancelled	(100,000)	0.17

Outstanding – June 30, 2006	300,000	0.12
Granted	300,000	$0.23
Exercised	-	-
Cancelled	-	-

Outstanding – March 31, 2007	600,000	0.18

All of the outstanding options can be exercised through June 30, 2008 at a price per share ranging from $0.085 to $0.24. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module. Options granted during the three months and nine months ended March 31, 2007 were valued at $22,550 and $51,505, respectively, which were charged to operations. The following assumptions were made in estimating fair value:

Dividend Yield	0%
Expected Life	2 years
Risk Free Interest Rate	4.34% - 4.90%
Expected Volatility	101% - 187%

Note 7 – Contingencies

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS MARCH 31, 2007

Note 8 – Restatement of Prior Periods

The Company discovered that it had inadvertently omitted certain transactions that occurred in its attorney’s trust account during the year ended June 30, 2006. The June 30, 2006 balance sheet has been restated to correct these errors, and is presented as part of the basic financial statements in this filing. Additionally, certain costs associated with the Company’s termination of its merger agreement with Delacrypt (see note 9) were not originally classified as a discontinued operating component in the March 31, 2006 quarterly financial statements. A summary of the restatements follows:

	June 30, 2006
	as originally	June 30, 2006
	stated	as restated		Change

Balance sheet
Cash held in Trust	$-	$148,335		$148,335
Accounts payable	(89,081)	(85,756)		3,325
Common stock	(34,854)	(35,499)		(645)
Additional paid-in capital	(968,549)	(1,129,535)		(160,986)
Deficit accumulated during the development stage	657,768	667,768		10,000
Comprehensive (gain) loss	-	(29)		(29)

	$(434,716)	$(434,716)	$	Nil

	Nine month	Nine month
	period ended	period ended
	March 31,	March 31,
	2006	2006
		as restated		Change

Statement of operations
Loss from continuing operations	$310,471	$222,681		$87,790
Loss from operations of discontinued component	-	87,790		(87,790)

Net loss for the period	$310,471	$310,471		$-

Note 9 – Subsequent Events

On April 12, 2007, the Company commenced a private offering of 5,714,286 units at a price of $.07 per unit. Each unit consists of one share of the Company’s common stock, a Class A Warrant to purchase one share of the Company common stock at a price of $.12 per share. The warrant expires on or before May 1, 2008. The offering also provides that a Class B Warrant will be issued to those who exercise their Class A Warrants. The Company plans to place all funds raised through the offering in escrow until the full $400,000 is raised. If the full amount of the offering is not raised prior to the closing date of May 31, 2007, the amounts placed in escrow will be returned without interest.

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

Financial Summary

Results of Operations for the Three-Month and Nine-Month periods ended March 31, 2007

The Company reports a net loss of $103,286 for the three-months ended March 31, 2007 versus a net loss of $41,545 for the three-months ended March 31, 2006. The net loss for the three-months ended March 31, 2007 is entirely comprised of loss from general and administrative expenses.

The Company reports a net loss of $393,171 for the nine-months ended March 31, 2007 versus a net loss of $310,471 for the nine-months ended March 31, 2006. The net loss for the nine-months ended March 31, 2007 is entirely comprised of loss from general and administrative expenses.

Liquidity and Capital Resources

During the nine-month period ended March 31, 2007 the Company's cash position decreased $147,558. Net cash used in operating activities totaled $166,918; $8,185 was used in investing activities; and $30,680 was provided by financing activities, primarily from the issuance of common stock.

Going Concern

The Company has incurred a net loss of $1,063,939 for the period from inception, May 1, 2002 to March 31, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional financing through a private or public offering of its common stock. There is substantial doubt as to our ability to continue as a going concern. Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements for the year ended June 30, 2006.

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

Daniel Trudeau, our president has been working to develop a comprehensive business plan to commercialize our exclusive license to the microbiological process known as "Prolactis." The firm of Dupuis Anger was hired to evaluate the potential markets for our yeast product. They presented the first part of their report in February 2007. It confirms some of our prior assumptions related to our business plan. The market can be divided in three segments; the animal feed market, the pet food market and the food and ingredient market. The product can be divided into two parts; inactive whole cell yeast, and, Autolyzed yeast (the whole cell material is present but has been partially broken down).

North American use for these two yeast products, where most producers of yeast are selling to USA and Canada was:

Whole cell yeast; Dried, and as inactive yeast range from 9,000 metric tons to 12,000 metric tons annually.
Autolyzed Yeast; This is yeast that has been treated or inactivated by addition of salt or sometimes a chemical like an alkali to perforate the cell wall and cell membrane. Due to the perforation, the interior contents “spill” out and are more readily available for flavor delivery when dried. Annual volume is 1,000 to 1,500 metric tons per year.

The second part of the market study is expected in June of 2007.

Mr. Trudeau and our Chairman have been developing a financing plan to facilitate the commercialization of our proprietary process.

Our first phase of this plan commenced on April 12, 2007, When the Company commenced a private offering for up to $400,000; the Company has placed all funds raised through the offering in escrow until the full $400,000 is raised. A 6% finder’s fee may be paid from the proceeds. If the full amount of the offering is not raised prior to the closing date of May 31, 2007, the amounts placed in escrow will be returned without interest. As of the date of this report on Form 10QSB the company is holding approximately $390,000 and expects to complete the offering and accept the total proceeds soon.

The Company will use the proceeds from this offering to build a single bioreactor to produce yeast samples for testing, analysis and sales promotion. A portion will also be used for general business obligations.

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

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings
None, for the three-month period ended March 31, 2007
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None, for the three-month period ended March 31, 2007

On April 12, 2007, the Company commenced a private offering of 5,714,286 units at a price of $.07 per unit. Each unit consists of one share of the Company’s common stock, a Class A Warrant to purchase one share of the Company common stock at a price of $.12 per share. The warrant expires on or before May 1, 2008. The offering also provides that a Class B Warrant will be issued to those who exercise their Class A Warrants.

The Company has placed all funds raised through the offering in escrow until the full $400,000 is raised. If the full amount of the offering is not raised prior to the closing date of May 31, 2007, the amounts placed in escrow will be returned without interest. As of the date of this report on Form 10QSB the company is holding approximately $390,000 and expects to complete the offering and accept the total proceeds soon. The company will pay a finder’s fee of 6% from the proceeds.

The Company will use the proceeds from this offering to build a small bioreactor to produce yeast samples for testing, analysis and sales promotion. A portion will also be used for general business obligations.

All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933, Regulation S and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our stock took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

Common stock options

On August 30, 2006, the Company agreed to pay Mr. Trudeau, our President, compensation of five hundred thousand (500,000) options expiring June 30, 2008, exercisable at US$0.24, said options to be vested according to the following schedule:

125,000 December 15, 2006 125,000 March 15, 2007 125,000 June 15, 2007 125,000 September 15, 2007

All options were issued as exempted transactions under Section 4(2) of the Securities Act of 1933, Regulation S and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our stock options took them for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising; there were no commissions paid; and the securities issued upon exercise will be restricted pursuant to Rule 144.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the three-month period ended March 31, 2007
Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits
Anticus International Corporation includes herewith the following exhibits:
31.1 Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1 Certification of Principal Executive Officer (18 U.S.C. 1350)
Reports on Form 8-K
None, for the three-month period ending March 31, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anticus International Corporation

Date: May 15, 2007	By: /s/ Daniel Trudeau, President

Daniel Trudeau, President
Principal Executive Officer
Principal Accounting Officer