Form 10KSB
period 2007-06-30
ANTICUS INTERNATIONAL CORP
filed 2007-10-09
CIK 1192494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-101420

Anticus International Corporation
(Exact name of small business issuer as specified in its charter)
1155 Rene-Levesque Quest, Suite 2500
Montreal, Quebec, Canada H3B 2K4
(514) 992-1391
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2007, computed by reference to the bid/ask price of $.05 at September 26, 2007 is $861,177.

The number of shares outstanding of the Registrant's common stock as of June 30, 2007 was 43,073,531

Transitional Small Business Disclosure Format: [ ] YES [X] NO

I

Anticus International Corporation

Table of Contents
Description of Business	3
Description of Property	10
Legal Proceedings	10
Submission of Matters to a Vote of Security Holders	10
Market for Common Equity and Related Stockholder Matters	11
Recent Sales of Unregistered Securities	11
Management's Discussion and Analysis or Plan of Operations	13
Financial Statements	15
Changes In / Disagreements with Accountants	33
Controls and Procedures	33
Other Information	33
Directors, Executive Officers, Promoters and Control Persons	34
Section 16(a) Beneficial Ownership Reporting Compliance	37
Code of Ethics	37
Executive Compensation	38
Security Ownership of Certain Beneficial Owners and Management	39
Certain Relationships and Related Transactions	40
Exhibits and Reports on Form 8-K	40
Index to Exhibits and Reports	40
Principal Accountant Fees and Services	41
Signatures	42

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

The agreement is by and between Anticus International Corporation and: Michel Deblois Technologies Inc. (Michel Deblois, President) and Costal, Inc. (Jacques Goulet, President) and Redal, Inc. (Lucien Pomerleau, General Director).

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

The Prolactis Process

The process relies on the capacity of yeast to absorb and digest components of polluting elements dissolved in liquids. Main elements researched are carbon and nitrogen under a special form which allow yeast to reproduce. Multiple agricultural food rejects contain either nitrogen or carbon or even both. These food byproducts have no value and create problems for disposal. Yeast produced from the waste materials can be sold based on grade and composition at various pricing. This value is variable and can be ranged, for example, from animal food to pharmaceutical applications.

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

Anticus International Corporation

Raw Material Required

Diverse materials are available in large quantities at a global scale but in this context, the ones judged more interesting are the under products from milk (lactoserum and derived) the beers and sparkling sodas (returns and production rejects). These raw materials which contain carbon are of a very good quality and are some of the difficult ones to dispose of economically. It is even possible to get them at no cost or to have the suppliers pay to take care of “their” problem.

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

Whey

Whey represents 90 % of the volume of the milk transformed into cheese.

It is very polluting: 50,000 ppm (Parts per thousands) OBD. (Oxygen biological demand).
The sweet whey is produced when producing cheese with rennet curdling (Cheddar, Suisse, ). Its
PH is about 5.5.
The acid whey is produced when producing cheese with acid curdling (Camembert, Brie, Cottage,
Corneville,…). Its Ph is from 4.5 to 4.6

Whey permeate (ultrafiltration); is 80-85% of the volume of whey. There is no protein – 45 000 ppm OBD Mother liquor is the whey permeate concentrated and used to produce lactose. A high quality raw material

Main whey producers in North America:

–With more than 20 cheese plants: Lactalis, Kraft, Parmalat, Saputo, Agropur… –Some of Quebec medium cos; Chalifoux, Perron, St-Laurent, Boivin,… –The process can be extended worldwide

The Product

Yeast is commonly used in human and animal food. Saccharomyces cervsae yeast is very well known for the production of bread and alcohol. There are also thousand of others; some have commercial applications, such as the ones used in the prolactis process (Kluyveromyces marxianus). Some varieties (generally called stocks) are considered as useful and are used to make yogurt, cheese, vinegar, etc., There are a few thousand different stocks of yeast and they do not all have the same nutritious requirements. Basically, they all need carbon and nitrogen to reproduce but the sources can be very different. For instance, bread yeast is made from molasses (containing sucrose) but this stock cannot digest the sugar contained in milk (lactose). The yeast stock fixed in the bioreactor has been chosen consequence. The final product can be:

Yeast Biomass - Kluyveromyces Marxianus in a variety finished forms

Yeast Components - Autolysates / Extracts , consist of the intracellular contents of the yeast following the lysis of the cells, with (or without) the cell-wall. Traditionally, it is considered as natural flavors, due to its richness in ribonucleic acid (RNA), a natural source of 5’GMP. Yeast extracts with natural nucleotides can improve the taste and increase feed intake. Many recent studies have focused on the relationship between nucleotides and immune functions and the modulatory effects of nucleotides on immunity, has become increasingly evident. Also, Cell walls can be used as adsorbents for mycotoxins.

Probiotics - Fresh active or Dry active

Anticus International Corporation

The Market for Yeast Products:

Potential markets are in the following area:

  Animal feed market
  Pet food market
  Food (flavor enhancement) and ingredient Market
  Probiotic Market (in general)

Animal Feed Market:

The global market for feed additives has experienced substantial changes over the past few years.

In 2004, the world market for nutritional feed additives was valued at approximately € 6,2 billion. Major growth took place in Asia, especially in China. South America and to a lesser extent Eastern Europe contributed to further growth in the market. The huge US market however showed only marginal growth and Western Europe even had to report a downturn in market size. The latter was due to declining livestock numbers and compound feed use in Europe.

The market growth of the use of nutritional feed additives is mainly driven by the following market trends:

a) Economic Environment

A growing population along with increasing disposable income leads to significant growth in demand for meat products. This effect is especially strong in the developing regions in South America and Asia. In these regions, a rising demand for meat goes along with a huge potential for improving feed efficiency as inclusion rates of feed additives are still on a low level. Japan, Europe and the USA however have already reached a level of saturation. Here the market is shifting to more convenient and processed products. In general meat market is driven by a higher demand for food quality.

b) Trend towards pig and poultry meat:

A continuing trend towards an increasing demand for pig and poultry meat has a positive impact on market growth, as these animal categories account for the major consuming segments for feed additives.

c) Ban of antibiotic growth promoters:

The EU placed a ban on the use of antibiotics as growth promoters in animal feed and the last four antibiotics have been phased out in January 2006. Therefore feed producers have to look for suitable alternatives. Currently additive producers of probiotics, prebiotics, organic acids and enzymes seek to offer a comparable solution. Therefore the ban on antibiotics in Western Europe and the EU accession countries in Eastern Europe can be seen as the key market driver for the mentioned additive segments. Major concerns about antibiotics in animal feed also stimulated the market for alternatives in the USA.

d) Consumer preferences and concerns:

Especially in the developed regions, consumer preferences play an important role in the meat industry. Therefore changes in the demand structure of consumers constantly compel the industry to adapt. During the last years, consumers asked for a certain level of quality and guarantees of safe foods. Discussions of the safety of some ingredients have opened the market for natural additives.

Anticus International Corporation

Besides the above mentioned factors, there are certain market restrains that are challenging the market for feed additives:

a) Outbreak of animal diseases:

In the years under review, the meat industry was threatened by several outbreaks of animal diseases. Above all, the Asian influenza has challenged the industry the most and has become a global problem. Concerns of consumers are reflected in a reduced consumption of poultry meat and have led to a price drop in some regions. Additive producers therefore have to face a decline in additive demand and eventually a further pressure on product prices.

b) Price development:

Prices for almost all feed additives have dropped during the past few years. The reason for the dramatic price erosion can mainly be seen in an oversupply. Especially Chinese vitamin producers challenged the industry with particular low prices. In some segments volume increases could not always compensate for the heavy price drops, and thus, the market value of several additives is now less than it used to be in past years. In the future, most prices will remain on their current low level or in some segments continue to fall further.

c) Increase in raw material costs:

Apart from falling prices, additives producers were challenged by high raw material costs and therefore reported lower incomes from additive sales. In the market outlook this situation is not expected to improve much.

The animal health industry is responsible for maintaining the health and productivity of more than 3.3 billion livestock and 16 billion poultry worldwide, and ensuring the wholesomeness and abundance of the food they produce. In addition, the industry must cater to the health and well being of companion animals. Despite this, the human healthcare market is 35 times larger than the combined market for all nonhuman species.

The reality is that the global animal health market is very complex, operating under stringent and increasingly strict regulations similar to those for human health, yet the market opportunities are considerably smaller. In an increasingly risky environment for new product development, the difference between future success and failure usually lies in successfully identifying the next growth segment, developing the right product candidates and being the first to market. Despite all these risks, the industry continues to grow.

All in all, the above mentioned drivers and restrains will lead to a volume increase in nutritional feed additives, which might even outperform the market growth of compound feed. However market growth, in terms of revenue, will be on a much lower rate at about 0,6% annually. Following this market development, feed additives will account for € 6,4 million in 2010.

As well, the US government's interest in improving the health conditions of animals has increased, resulting in the animal feed additive industry becoming a fast growing market. A huge demand for phytase is predicted in the future. This is a result of the Environmental Protection Agency's (EPA) concerns about chemical emissions from the agricultural industry. Farmers are also looking to reduce phosphate content in animal wastes. Thus, the most rapid growth is expected in the area of animal feed enzymes led by phytase.

Overview of the Market:

The total worldwide market for animal therapeutics and diagnostics was estimated at more than $15.6 billion in 2003 and by 2008 is likely to reach $19.6 billion, at an average annual growth rate (AAGR) of 4.7% . Animal therapeutics, e.g., vaccines, pharmaceuticals, and feed additives, are valued at $15.1 billion, and rising at an AAGR of 4.7% . Pharmaceuticals account for the largest percentage of revenues at nearly 54%. Feed additives are the second largest market segment due to demand from the food animal producer segment. Diagnostic products account for a smaller portion of the market with $490.9 million in 2003, but are rising faster at an AAGR of 6.1% .

Anticus International Corporation

Companies in the Animal Feed Market

DIAMOND V

Diamond V ® is recognized throughout the animal nutrition field as an innovative, scientifically-motivated feed ingredient supplier. They have been providing natural, research-proven yeast culture products for more than 60 years and are constantly looking for practical solutions to the nutritional problems encountered in modern animal agriculture.

Diamond V provides yeast culture fermentation products and high-selenium yeast to animal feed companies, dairy milk producers, beef cattle feedlots and integrated swine and poultry operations world-wide.

Diamond V products help optimize digestibility of animal feeds and provide nutritional benefits to livestock and poultry and add palatability to specialty feeds and petfoods with no feeding restrictions or withdrawal requirements. Products of the USA.

Distribution worldwide

TURVAL FEED SUPPLEMENTS

The Turval Laboratories produce one of the most effective natural growth promoters (probiotics) present on the international market.

These are the first of their kind that are able to surpass the gastric or ruminal barrier and thus reach the intestines of the animal with maximum effect. This helps to assure a considerable improvement in the health and well-being of the animal, thus increasing productivity in all animal species.

In the field of animals raised for food production, such as cattle, sheep and pigs, the use of Turval's probiotics in the feed leads to a significant and natural increase in productivity and an improvement in the quality of the meat and milk. Turval's probiotics are added to the fodder given to cows whose milk is used to produce the famous "Parmiggiano Reggiano" (parmesan) cheese. Subsequent to the requests of the international market, Turval has also developed significantly successful specific formulations for camels, llamas and alpacas, ostriches, pigeons, horses and domestic pets such as cats and dogs.

Pet Food Market:

Market Overview

In 2003, American pet owners spent nearly $30 billion on their small companions. Changing demographics, new lifestyle trends, and a shift in American attitudes toward pets have led to a significant increase in consumer expenditures during the past five years. The maturing pet industry has been transformed into a dynamic, highly competitive environment.

It is estimated that 62% of households own pets. The most popular categories are dogs, cats, and freshwater fish. Pet foods, growing at an annual rate of almost 4%, will remain the largest segment of this market. In 2003, total expenditures on pet food were $13.97 billion. That segment is projected to increase to $16.70 billion by the year 2008. Pet owners are themselves more health conscious and eating healthier human foods. The American population continues to focus on fitness, dieting, counting calories or carbohydrates, and fighting the aging process. The growing number of childless couples, singles living alone, and the baby boomers now becoming “empty nesters,” will boost the demand for pets. These pets are expected be treated like children and pet food will become a source of nutrition, taste, and happiness.

The US Pet Food Industry is currently valued at approximately $14 billion and projected to reach $17 billion by 2008. It is highly concentrated with seven companies accounting for 86% of the total market. Nestle alone has a 30% market share.

Anticus International Corporation

Companies in the Pet Food Market

TURVAL FEED SUPPLEMENT

Operates a pet food segment

ULTRA BIO-LOGICS

Manufacturer of ingredients - Offers many products, among others pet food and pet biscuit and healthy treat, “the choice of specific dietary ingredients and logical alternatives whenever the need to stabilize and improve various physiological functions occurs”. They use yeast and probiotics in their products and operate a farm animal feed segment

Pet Naturals Quick Relief for Cats and Dogs

A fast acting liquid that provides immediate gastrointestinal support for cats and dogs with stomach and digestive problems (Contains some yeasts in the products)

NUTRIENCE (Hagen)

Offer some products containing yeast (Nutrience Kitten and Puppy Weaning Transition)

Food and Ingredient Market:

Incorporating yeast extracts into foods provides several advantages.

1. Flavor enhancement. The background flavor of yeast extracts complements savory flavors. For example, baker's yeast extracts used at levels of 0.1% to 0.5% (as consumed) are commonly used to increase the brothy, meaty character of chicken or poultry in soups. Many cheese flavored products use brewer's yeast products to increase flavor impact and to provide a sharper, more aged flavor.

2. Sodium reduction. Yeast extracts can deliver increased salt perception. In particular, products containing significant levels of 5'-nucleotides can improve the flavor of low-salt products.

3. MSG alternative. The presence of 5'-nucleotides in some yeast extracts combined with the natural glutamatic acid content found in many foods can eliminate the need for added MSG in formulations. Synergy allows for the reduction in the level of glutamic acid by the presence of 5'-nucleotides at low levels, resulting in a more intense flavor profile.

4. Natural ingredient statements. Yeast extracts fit the definition of natural flavor as described by the FDA. Recent labeling regulations will require that yeast extracts be labeled by their common and usual name "yeast extract." The labeling of an ingredient as "yeast extract" is viewed as more acceptable than MSG and/or hydrolyzed vegetable protein due to the natural association of yeast with food products.

5. Cost reduction. Levels of more expensive natural ingredients, such as natural flavors, cheeses and meat extracts can be reduced or replaced through the use of yeast extracts.

Companies in the Food and Ingredient Market:

Savoury Systems International

A specialized flavor ingredient company offering Yeast Extracts, Savory Topnotes, HVP's and Custom Products. Their product lines consist of Kosher, Halal, Non GMO, and Organic Compliant products, as well as Savorganic, a line of Certified Organic Yeast Extracts in both powder and liquid form. They have a wide variety of Yeast Extracts with counterparts to the popular types in the market, including light, flavor enhancing extracts as well as dark, roasted types.

Anticus International Corporation

LESAFFRE

A world leader in yeast production (flavoring production, animal feed, bakery ingredients, malt production yeast extract, yeast production…)

GANEDEN BIOTECH LAB

They are first company to use lactic acid bacteria to consistently mitigate and prevent many common diseases. The company has established patent protection on over 100 separate products.

DANISCO

Founded in 1989, Revenue: DKK 20.9 billion (2005/06), they have 10,500 employees in more than 40 countries. Danisco is one of the world's leading suppliers of food ingredients, sugar and industrial bio-products. They offer modern laboratory facilities producing a vast range of flavors for the food and beverage industries.

GIVAUDAN

They are leading company in the flavors and fragrance industry with a vision to be the Essential Source of Sensory Innovation for customers, driven by a mutual passion for excellence. They use yeast for some of their flavors

FIRMENICH

They are one of the three leading companies in the industry, Firmenich discovers and creates perfumes, flavors and aroma chemicals. Manufacturers then incorporate them into your favorite brands of perfume, cosmetics, household products and food & beverage. They have expanded yeasts flavor encapsulation potential: infusion of flavors into empty yeast cells improves stability and flavor release, compared to traditional spray dry powders.

SYMRISE

This company is a major producer of flavors and fragrances with sales of € 1,138.1 million in 2004 and one of the leading European suppliers in the flavor sector.

Probiotic Market:

Probiotics have been in existence for many years. However, it is only relatively recently that their wide-ranging potential health benefits have been properly appreciated, and that research has been undertaken to confirm their efficacy.

Within Europe, the dairy sector is the most developed segment of the market, with probiotic yoghurts and fermented milks, particularly in “daily dose” format, the most widely used. Consumer acceptance varies greatly across Europe, with Northern European and Scandinavian countries – those having a long traditional consumption of fermented dairy products – the most developed market. Probiotic dietary supplements have been slow to gain acceptance, but new applications are emerging all the time.

In the US, the situation is reversed, with dietary supplements by far the most accepted product format. It is generally established that US consumers are far more willing to take supplements than their European counterparts, thus explaining the large difference. Conversely, the US dairy probiotics market is very underdeveloped, as consumer-facing companies, such as Danone and Yakult, have invested less significantly in breaking the US market, compared with the considerable marketing spend observed in the US.

On the whole, probiotics represent a fast-growing market for functional foods manufacturers and suppliers, and producers must be sure that they do not squander their good potential by supporting a well thought-out strategy.

Anticus International Corporation

Anticus International Corporation has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

Employees

Currently, the Company has one employee, Mr. Daniel Trudeau, the Company President and CEO. Additional information

The common stock of Anticus International Corporation is traded on the NASDAQ Bulletin Board (Pink Sheets) under the symbol ATCI.PK.

The Company has a June 30th fiscal year end.

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

No legal proceedings were initiated or served upon the Company in the fiscal year ending June 30, 2007.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

Anticus International Corporation

Market for Common Equity and Related Stockholder Matters

Anticus International Corporation common stock is listed on the NASDAQ Bulletin Board (Pink Sheets) under the symbol “ATCI.PK”. The first trade in the stock of Anticus International Corporation was effected on the OTC/BB on August 12, 2004. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices below have been obtained from sources believed to be reliable (YAHOO, finance as of September 26, 2007):

				Adjusted
Period Ending	High	Low	Close	Close*

September 2007	$ 0.05	0.05	0.05	0.05
June 2007	0.08	0.06	0.07	0.07
March 2007	0.10	0.05	0.05	0.05
January 2007	0.12	0.09	0.09	0.09

December 2006	$ 0.12	$ 0.06	$ 0.11	$ 0.11
September 2006	0.23	0.12	0.17	0.17
June 2006	0.25	0.18	0.20	0.20
March 2006	0.25	0.19	0.22	0.22
January 2006	0.14	0.09	0.13	0.13

December 2005	$ 0.15	0.08	0.12	0.12
September 2005	0.30	0.16	0.20	0.20
	* Close price adjusted for dividends and splits

Common stock

Anticus International Corporation had 43,664,960 common stock shares issued and outstanding as of September 21, 2007. The issued and outstanding consist of 10,900,715 restricted common shares and 32,744,245 free trading common shares.

Holders

Anticus International Corporation’s shares of outstanding common stock are held by approximately 110 shareholders of record. Our outstanding common stock is held by an undetermined number of holders in street name which account for 14,894,852 of the outstanding shares.

Recent Sales of Unregistered Securities

No sales of unregistered securities occurred that were not previously disclosed on Forms 10QSB or 8-K through the 12 month period ending June 30, 2007.

As disclosed previously on Form 8K, on May 28, 2007 the Company issued a total of 5,714,286 shares of its common stock in a private offering for $400,000 less issue cost of $12,105. Each unit consists of one share of the Company’s common stock, a Class A Warrant to purchase one share of the Company common stock at a price of $.12 per share. The warrant expires on or before May 1, 2008. The offering also provides that a Class B Warrant will be issued to those who exercise their Class A Warrants.

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

The following table provides information as of September 21, 2007 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders(1)(2)	0	$ 0.00	0
Equity compensation plans	725,000	$ 0.19	55,715
not approved by shareholders(1)(3)

Total	725,000	$ 0.19	55,715

(1) Consists of shares of our common stock issued or remaining available for issuance under our stock compensation plan.

(2) Approved by shareholders of Anticus International Corporation.

(3) The total common stock issued from the maximum 3,000,000 shares authorized under the stock compensation plan as of October 12, 2006 was 2,944,285 shares.

The following is a summary of the outstanding options:

		Weighted
	Number of	average
	shares	exercise price

Outstanding June 30, 2005	-	$-
Granted	400,000	0.13
Exercised	-	-
Cancelled	(100,000)	(0.17)
Outstanding June 30, 2006	300,000	0.12
Granted	425,000	0.24
Exercised	-	-
Cancelled	-	-
Outstanding June 30, 2007	725,000	0.19

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

Management Plan of Operations

The Company continues to pursue its goals of commercializing the Prolactisê microbiological process.

On June 27, 2007, the company announced that it has signed an agreement with a private Canadian Research and Development company. This Company was engaged to build and operate a demonstration unit plus a laboratory in Quebec City (Canada). They will also test new raw materials for yeast production with the Prolactis process.

This demonstration unit and materials testing will also support the company’s marketing efforts to produce and supply from selected new raw materials, very high quality yeast samples.

Construction of the demonstration unit and the laboratory in Quebec City is on target. Bioreactor inoculation has been done in July 2007 and samples of yeast should be delivered to our potential clients in October 2007.

The Company has built the single bioreactor for the following purposes:

  To produce yeast samples,
  To perform a R&D project using mother liquor in the Prolactis microbiological process,
  Establish technical fact sheets and characterize our products
  Present yeast samples to our customers for analysis and negotiate commercialization options.

On July 3rd, 2007, during its Board of Directors meeting held in Quebec City, Anticus made the following decisions for continued development of the company in the coming year:

1) Anticus’ prime objective being to produce yeast from milk by-products or sweet liquids, the Anticus Board of Directors adopted a new name as well as a new corporate image. In the future, Anticus will soon operate under the name GREEN YEAST CORP – LEVURE VERTE INC. This name will be accompanied by the following logo, which illustrates yeast and the environmental aspect of the process.

2) The Board of Directors created a scientific committee presided by Mr. Jacques Goulet , Ph.D. Agronome, professor at Université Laval in Quebec City. Mr. Goulet subsequently indicated his decision to leave the Board to devote himself to this task, among others, in the global interest of the company. In fall 2007, Mr. Goulet will submit a list of proposed members for the scientific committee, as well as a description of the committee’s mandate and related budget.

Anticus International Corporation

3) The Board of Directors appointed a new member, Mr. Michel Plante. Mr. Plante is a Chartered Accountant who worked for Coopers & Lybrand, Chartered Accountants, for ten years, and then held several financial management positions with various technological organizations. Recently, from 2003 to 2007, he was Vice-President Finance, Chief Financial Officer and Corporate Secretary at Rocktest Limited, a company listed on the stock exchange. He is currently Deputy Chairman of Groupe Cabico Inc. Mr. Plante is also administrator of Collège Laval (a privately-held secondary education institution) and of Maniwaki Capital Inc. (TSX-Venture).

The company has resumed discussions with cheese making companies who through their activities generate large quantities of whey. Whey is an excellent raw material for the production of the Kluyveromyces Marxianus yeast.

The company expects these discussions should lead to an adequate raw material supply for our future yeast production.

We are currently planning for the construction of our first production scale plant; integral to this planning must we meet with different finance and engineering groups. We look forward to starting the construction of our first plant in spring 2008 and plan to have it in full operation sometime in September 2008.

Financial Condition and Results of Operations

During the fiscal year ending June 30, 2007 the Company had no revenues and experienced a net loss for the period of $529,228; primarily comprised of general and administrative expenses totaling $414,816.

During the fiscal year ending June 30, 2006 the Company had no revenues and experienced a net loss for the period of $412,544. General and administrative expenses totaled $324,754; and, loss from operation of discontinued component was $87,790.

Liquidity and Capital Resources

During the fiscal year ending June 30, 2007 net cash used in operating activities totaled $300,846; cash flows from financing activities provided $400,247; and, cash used in investing activities totaled $8,185. The resulting change in cash for the period ending June 30, 2007 was an increase of $92,617; which includes $1,401 from the effect of exchange rates. Cash at the beginning of the period totaled $148,335 resulting in $240,952 cash at the end of the period ending June 30, 2007.

During the fiscal year ending June 30, 2006 net cash used in operating activities totaled $13,325; cash flows from financing activities provided $161,631. The resulting change in cash for the period ending June 30, 2006 was an increase of $148,335; which includes $29 from the effect of exchange rates. Cash at the beginning of the period totaled $0 resulting in $148,335 cash at the end of the period ending June 30, 2006.

Going Concern

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. As shown in the accompanying financial statements, the Company has incurred a net loss of $1,196,995 for the period from inception, May 1, 2002 to June 30, 2007, and has not generated any revenue since its inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management plans to seek additional financing through the sale of its common stock through private placements. There is no assurance that the Company’s current operations will be profitable or the Company will raise sufficient funds to continue operating. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Anticus International Corporation

Anticus International Corporation Financial Statements

Contents
Page
Report of Independent Registered Public Accounting Firm	16
Financial Statements
Balance Sheet as of June 30, 2007 and June 30, 2006 (Restated)	17
Statements of Operations for the years ended June 30, 2007 and 2006 (Restated)
and for the period from inception (May 1, 2002) through June 30, 2007	18
Statement of Comprehensive Loss for the years ended June 30, 2007 and 2006 (Restated)
and for the period from inception (May 1, 2002) through June 30, 2007	19
Statement of Cash Flows for the years ended June 30, 2007 and 2006 (Restated)
and for the period from inception (May 1, 2002) through June 30, 2007	120
Statement of Stockholders’ Equity from inception (May 1, 2002 through June 30, 2006	21 - 22
Notes to Financial Statements	23 - 31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Anticus International Corporation Montreal, Quebec, Canada

We have audited the accompanying balance sheets of Anticus International Corporation as of June 30, 2007 and 2006 and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for the two years then ended, and for the period from the Company’s inception (May 1, 2002) through June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anticus International Corporation as of June 30, 2007 and 2006 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and has yet to be successful in establishing profitable operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jonathon Reuben CPA An Accountancy Corporation Torrance, California September 25, 2007

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) BALANCE SHEET
	June 30	June 30
	2007	2006

		(Restated)
ASSETS

Current Assets:
Cash	$240,952	$148,335
Prepaid expenses	27,605	-
Receivable from taxing authorities	5,077	-

	273,634	148,335

Other Assets:
Intangible assets (Note 3)	557,136	444,036
Website development (Note 4)	6,139	-

	563,275	444,036

Total Assets	$836,909	$592,371

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$63,926	$85,756
Advances payable	550	4,320
Note payable	-	5,000

Total liabilities	$64,476	95,076

STOCKHOLDERS’ EQUITY:
Authorized common stock:
75,000,000 shares, par value $0.001 per share
Issued and outstanding:
43,073,531 common shares at June 30, 2007
and 35,499,229 at June 30, 2006	43,074	35,499
Additional paid-in capital	1,923,667	1,129,535
Deficit accumulated during development stage	(1,196,995)	(667,768)
Comprehensive gain (loss)	2,687	29

Total stockholders’ equity	772,433	497,295

Total Liabilities and stockholders’ equity	$836,909	$592,371

The accompanying notes are an integral part of these financial statements. 17

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) STATEMENTS OF OPERATIONS
			Cumulative amounts
			From date of
			Incorporation
			(May 1, 2002)
			Through
	Years Ended June 30,		June 30,
	2007	2006	2007

		(Restated)

Revenue:	$-	$-	$-

Operating expenses:
Research and development	$59,744	$-	$59,744
Compensation on option grants	74,055	-	74,055
General and administrative expenses	414,815	324,754	944,893

	(548,614)	(324,754)	(1,078,692)

Other income (expenses)
Gain on settlement of indebtedness	17,000	-	17,000
Interest income	2,387	-	2,387

Loss from operations	(529,227)	(324,754)	(1,059,305)

Discontinued operations	-	(87,790)	(137,690)

Net loss for the period	$(529,227)	$(412,544)	$ (1,196,995)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	37,435,069	32,347,577

The accompanying notes are an integral part of these financial statements. 18

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) STATEMENTS OF COMPREHENSIVE LOSS
			Cumulative amounts
			From date of
			Incorporation
			(May 1, 2002)
			Through
	Years Ended June 30,		June 30,
	2007	2006	2007

		(Restated)

Net loss	$ (529,227)	$(412,545)	$(1,196,995)

Other comprehensive loss:
Foreign currency translation adjustment	2,658	29	2,687

Net comprehensive loss	$ (526,569)	$(412,516)	$(1,194,308)

The accompanying notes are an integral part of these financial statements. 19

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) STATEMENTS OF CASH FLOWS
			Cumulative amounts
			From date of
			Incorporation
			(May 1, 2002)
			Through
	Years Ended June 30,		June 30,
	2007	2006	2007

		(Restated)
Cash flows from operating activities
Net loss for the period	$(529,227)	$(412,544)	$ (1,196,995)
Shares issued for services	48,754	218,093	381,848
Compensation recognized on option grants	74,055	26,710	100,765
Amortization	158,946	17,964	176,910
Shares issued on abandoned license	-	76,000	76,000
Gain on relief of indebtedness	(17,000)	-	(17,000)
Contributed rent and services	-	13,600	13,600
Adjustments to reconcile net loss to net cash
used in operating activities
Increase in accounts receivable	(5,077)	-	(6,686)
Decrease (increase) in prepaid expenses	(8,405)	1,700	(8,405)
Increase (decrease) in accounts payable	(22,892)	45,152	63,423

Net cash used in operating activities	(300,846)	(13,325)	(416,540)

Cash flows from financing activities
Proceeds from issuance of common stock	445,551	161,631	699,682
Payment on note due to third party	(5,000)	-	-
Payments in connection with private offering	(35,984)	-	(35,984)
Advances received from third party (paid to)	(4,320)	-	550

Net cash provided by financing activities	400,247	161,631	664.247

Cash flows from investing activities
Website development	(8,185)	-	(8,185)

Net cash used in investing activities	(8,185)	-	(8,185)

Effect of exchange rates on cash	1,401	29	1,430

Net change in cash	92,617	148,335	240,952

Cash, beginning of period	148,335	-	-

Cash, end of period	$240,952	$148,335	$240,952

Supplemental disclosure with respect to cash flows:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash investing and financing activities:
Shares issued for services (Note 6(b))	$48,754	$218,093	$381,848
Shares issued for intangible assets (Note 6(b))	$270,000	$462,000	$808,000

The accompanying notes are an integral part of these financial statements. 20

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY FROM MAY 1, 2002 (INCEPTION), TO JUNE 30, 2007
					Deficit
					Accumulated		Total
	Price			Additional	During		Stockholders’
	Per	Common Stock		Paid-In	Development	Comprehensive	Equity
	Share	Shares	Amount	Capital	Stage	Gain (Loss)	(Deficit)

Inception, May 1, 2002	-	- $	-	$-	$-	$-	$-
Shares issued for cash at $0.001	$ 0.0001	9,000,000	9,000	(8,000)	-	-	1,000
Net loss for the period		-	-	-	(1,013)	-	(1,013)

Balance June 30, 2002		9,000,000	9,000	(8,000)	(1,013)	-	(13)
July 15, 2002
Shares issued for cash at $0.01	0.0011	14,400,000	14,400	1,600	-	-	16,000
Net loss for the year		-	-	-	(17,250)	-	(17,250)

Balance June 30, 2003		23,400,000	23,400	(6,400)	(18,263)	-	(1,263)
March 31, 2004
Shares issued for cash at $0.01	0.0111	450,000	450	4,550	-	-	5,000
May 31, 2004
Shares issued for cash at $0.01	0.0111	6,300,000	6,300	63,700	-	-	70,000
Net loss for the year		-	-	-	(38,587)	-	(38,587)

Balance June 30, 2004		30,150,000	30,150	61,850	(56,850)	-	35,150
Cancellation of debt		-	-	115,000	-	-	115,000
Net loss for the year		-	-	-	(198,374)	-	(198,374)

Balance June 30, 2005		30,150,000	30,150	176,850	(255,224)	-	(48,224)
July 1, 2005
Shares issued for services	0.0252	924,265	924	22,385	-	-	23,309
July 12, 2005
Shares issued for services	0.1200	50,000	50	5,950	-	-	6,000
July 19, 2005
Shares issued for services	0.2000	66,286	66	13,191	-	-	13,257
July 27, 2005
Shares issued for services	0.2500	52,669	53	13,115	-	-	13,168
July 28, 2005
Shares issued for license agreement	0.2400	100,000	100	23,900	-	-	24,000
September 2, 2005
Shares issued for license agreement	0.2600	200,000	200	51,800	-	-	52,000
September 7, 2005
Shares issued for services	0.2600	228,872	229	59,278	-	-	59,507
October 18, 2005
Shares issued for services	0.1700	171,872	172	29,046	-	-	29,218
October 25, 2005
Recognition of compensation
on option grants		-	-	4,850	-	-	4,850
January 23, 2006
Recognition of compensation
on option grants		-	-	7,830	-	-	7,830
January 27, 2006
Shares issued for services	0.0850	172,765	173	14,512	-	-	14,685
January 30, 2006
Shares issued for services	0.0900	200,000	200	17,800	-	-	18,000

The accompanying notes are an integral part of these financial statements. 21

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY FROM MAY 1, 2002 (INCEPTION), TO JUNE 30, 2007
					Deficit
					Accumulated		Total
	Price			Additional	During		Stockholders’
	Per	Common Stock		Paid-In	Development	Comprehensive	Equity
	Share	Shares	Amount	Capital	Stage	Gain (Loss)	(Deficit)

April 18, 2006
Shares issued for services	0.18	227,500	228	40,722	-	-	40,950
April 19, 2006
Recognition of compensation
on option grants		-	-	14,030	-	-	14,030
April 20, 2006
Shares issued for license agreement	0.20	2,310,000	2,310	459,690	-	-	462,000
May 31, 2006
Shares issued for cash	0.25	500,000	500	124,500	-	-	125,000
June 12, 2006
Shares issued for cash	0.25	100,000	100	25,900	-	-	25,000
June 15, 2006
Shares issued for cash	0.25	45,000	45	11,586	-	-	11,631
Estimated value of rent
charged to operations		-	-	3,600	-	-	3,600
Estimated value of services
charged to operations		-	-	10,000	-	-	10,000
Comprehensive gain		-	-	-	-	29	29
Net loss for the year		-	-	-	(412,544)	-	(412,544)

Balance, June 30, 2006		35,499,229	$35,499	$1,129,535	$(667,768)	$29	$497,295
August 14, 2006
Shares issued for services	0.23	75,016	75	18,679	-	-	18,754
August 17, 2006
Shares issued for cash	0.25	100,000	100	24,900	-	-	25,000
August 21, 2006
Shares issued for services	0.24	125,000	125	29,875	-	-	30,000
August 31, 2006
Shares issued for cash	0.25	60,000	60	14,940	-	-	55,000
October 3, 2006
Shares issued for license agreement	0.18	1,500,000	1,500	268,500	-	-	270,000
May 28,2007
Shares issued for cash	0.07	5,714,286	5,715	399,336	-	-	405,051
Offering costs			-	(36,153)			(36,153)
Recognition of compensation on
option grants
October 3, 2006		-	-	6,405	-	-	6,405
December 15, 2006		-	-	22,550	-	-	22,550
March 15, 2007		-	-	22,550	-	-	22,550
June 15, 2007		-	-	22,550	-	-	22,550
Comprehensive gain		-	-	-	-	2,658	2,658
Net loss for the period		-	-	-	(529,227)	-	(529.227)

Balance, June 30, 2007		43,073,531	$43,074	$1,923,667	$(1,196,995)	$2,687	$772,433

The accompanying notes are an integral part of these financial statements. 22

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

(a)	Organization

The Company was incorporated in the State of Nevada, on May 1, 2002.

(b)	Development Stage Activities

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,196,995 for the period from inception, May 1, 2002 to June 30, 2007, and has not generated any revenue since its inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional financing through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In accordance with Statement of Financial Accounting Standards No. 128 – “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2007, the Company had 725,000 stock options and 5,714,286 stock warrants outstanding which would be included in the computation of diluted loss per share. The weighted average shares outstanding for the diluted loss per share computation is 38,397,936 for the year ended June 30, 2007. At June 30, 2006, the Company had 300,000 stock options outstanding which would be included in the computation of diluted loss per share. The weighted average shares outstanding for the diluted loss per share computation is 32,579,642 for the year ended June 30, 2006.

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

(g)	Website Development Costs

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs (“EITF 00-2”), costs and expenses incurred during the planning and operating stages of the Company's website development are expensed as incurred. Under EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit.

(h)	Use of Estimates

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

(i)	Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2007. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)	Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and the fair value or disposal value. As of June 30, 2007, the Company does not believe there has been any impairment of its long- lived assets.

(k)	Research and Development

The Company expenses all costs associated with building is sample prototype as research and development expense.

(l)	Stock Compensation

The Company accounts for all of its stock-based compensation transactions in accordance with FASB Statement No. 123 (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. Such costs are measured based on the fair value of the equity or liability instruments issued. This statement precludes the recognition of compensation expense under the APB 25 intrinsic value method.

(m) New Accounting Standards

SFAS No. 157 - In September 2006, the FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company has evaluated the impact of the adoption of SFAS 157, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SFAS No. 158 - In September 2006, the FASB issued Statement No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The Company has evaluated the impact of the adoption of SFAS

158, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m) New accounting standards (continuation)

SAB No. 108 – In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The guidance in SAB No. 108 requires Companies to base their materiality evaluations on all relevant quantitative and qualitative factors. This involves quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The Company has adopted this standard.

SFAS No. 159 - In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). The Company has evaluated the impact of the implementation of SFAS No. 159 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

The license was issued to the Company effective April 20, 2006. As compensation for the license, the Company issued two million one hundred thousand (2,100,000) shares at $0.20 per share, that were issued as an exempted transaction under Section 4(2) of the Securities Act of 1933. In and subject to Rule 144 of the Securities Act of 1933 and in conjunction with the acquisition of the license, the Company paid a finder’s fee of two hundred and ten thousand (210,000) shares also valued at $0.20 per share. On October 3, 2006, the Company issued 1.5 million (1,500,000) shares at $0.18 per share to the licensor to waive any and all conditions contained in the license agreement and obtain a clear title to Prolactis. The cost of the license of $732,000 is being amortized over five years. Amortization expense for the years ended June 30, 2007 and 2006 were $156,900 and $17,964 respectively. The balance of the intangible asset as of June 30, 2007 was $557,136. MD Technologies Inc., Costal Inc., and Redal Inc. are related parties.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

3. INTANGIBLE ASSETS (Continued)

Amortization expense for each of the next five years is as follows:

June 30,
2008	$146,400
2009	$146,400
2010	$146,400
2011	$117,936

4. WEBSITE DEVELOPMENT

The cost of the website amounted to $8,185 and is being amortized over three years. Amortization expense for the year ended June 30, 2007 totaled $2,046. The balance of website development as of June 30, 2007 was $6,139.

Amortization expense for each of the next three years is as follows:

June 30,
2008	$2,360
2009	$2,360
2010	$1,419

5. RESEARCH AND DEVELOPEMNT

In April 2007, the Company entered into an agreement with MD Consultants to provide services in connection with the development of a demonstration unit used in the production of yeast using the Company’s licensed Prolactis process and related services. Under the terms of the agreement, the fee for the services is approximately $114,500 of which $59,744 was paid in June 2007. The remaining balance is payable as follows:

20% is due in July 2007 10% is due in August 2007 10% is due in September 2007 10% is due on the submission of the final report

The Company is accounting for these services as research and development and is expensing the amounts due on the contract as the obligation is accrued. For the year ended June 30, 2007, the Company incurred $59,744 which was charged to operations as research and development. MD Consultants is a related party.

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

On April 20, 2006, the Company issued a total of 2,310,000 shares of its common stock for the worldwide exclusive license to the microbiological process known as Prolactis. The license was valued at $462,000.

On May 31, June 12 and June 15, 2006, the Company issued 645,000 shares of its common stock in private offering for $161,631 On August 14, 2006, the Company issued 75,016 shares of its common stock for legal services valued at $18,754.

On August 17, 2006, the Company issued 100,000 shares of its common stock in a private offering for $25,000. On August 21, 2006, the Company issued 125,000 shares of its common stock for legal services valued at $30,000. On August 31, 2006, the Company issued 60,000 shares of its common stock in a private offering for $15,000.

On October 3, 2006 the Company issued a total of 1,500,000 shares of its common stock for the waiving of all conditions in the license agreement, giving a clear title to Prolactis, valued at $270,000. On May 28, 2007 the Company issued a total of 5,714,286 shares of its common stock in a private offering for $400,000 less issue cost of $12,105.

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

During the year ended June 30, 2006, a total of 300,000 options were granted to two (2) directors, of which 100,000 were cancelled and reissued under modified terms, as follows: On October 12, 2005, the board approved compensation to PH Vincent consisting of 100,000 options expiring December 31, 2007 at a price of $0.17 per share; these options were re-priced and reissued to be consistent with the 100,000 options granted at a price of $0.085 per share to Gilles Varin on January 23, 2006 and expiring on December 31, 2007. On April 19, 2006 each director received an additional 50,000 options at a price of $0.19 per share expiring December 31, 2007. On August 30, 2006, the Company agrees to pay Mr. Trudeau compensation of five hundred thousand (500,000) options expiring June 30, 2008, exercisable at US$0.24, said options to be vested according to the following schedule:

125,000 December 15, 2006 125,000 March 15, 2007 125,000 June 15, 2007 125,000 September 15, 2007

On October 3, 2006, the board approved compensation to PH Vincent consisting of 50,000 options expiring December 31, 2007 at a price of $0.18 per share.

During the year ended June 30, 2007, the recognized compensation expense associated with options granted were valued at $74,055, which was charged to operations.

The following is a summary of the outstanding options:

		Weighted
	Number of	average
	shares	exercise price

Outstanding June 30, 2005	-	$-
Granted	400,000	0.13
Exercised	-	-
Cancelled	(100,000)	(0.17)
Outstanding June 30, 2006	300,000	0.12
Granted	425,000	0.24
Exercised	-	-
Cancelled	-	-
Outstanding June 30, 2007	725,000	0.19

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

6. CAPITAL STOCK (Continued)

(c) Stock Options (continued)

All of the outstanding options can be exercised through June 30, 2008 at a price per share ranging from $0.085 to $0.24. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module. Options granted during the year ended June 30, 2007 were valued at $74,055, which was charged to operations. The following assumptions were made in estimating fair value:

Dividend yield	0%
Expected life	2 years
Risk free interest rate	4.34% to 4.9%
Expected volatility	101% to 187%

(d) Warrants

In connection with our private placement of common stock, on May 28, 2007, the Company has issued 5,714,286 Class A common share purchase warrants. Each Class A warrant entitles the holder to acquire one common share of the Company at a price of US$0.12 on or before May 1, 2008. For each Class A warrant exercised, the Company will issue a Class B warrant which will entitle the holder to acquire one common share of the Company at a price of US$0.20 on or before May 1, 2009.

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

The Company’s agreement to acquire Deltacrypt was modified on September 8, 2005, and under the modified terms, the Company agreed to make advances to Deltacrypt estimated at CDN$27,000 (or approximately $23,000 in US dollars) per month from August 1, 2005 to fund Deltacrypt operations until full completion of the merger. All funds advanced are to be applied to the condition requiring Anticus to provide a minimum of $750,000 of available capital to Deltacrypt at the close of the merger. The Company terminated this agreement with Deltacrypt and has only paid $10,000 towards this obligation. The Company has not established any reserve for any amounts which may be due to Deltacrypt under the agreement.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

8. RESTATEMENT OF PRIOR PERIOD

The Company discovered that it had inadvertently omitted certain transactions that occurred in its attorney’s trust account during the year ended June 30, 2006. The June 30, 2006 balance sheet has been restated to correct these errors, and is presented as part of the basic financial statements in this filing. A summary of the restatements follows:

	June 30, 2006
	as originally	June 30, 2006
	stated	as restated	Change

Balance sheet
Assets:
Cash held in Trust	$-	$148,335	$148,335
Intangible assets	444,036	444,036	-

Total assets	$444,036	592,371	$148,335
Current liabilities:
Accounts payable	$89,081	$85,756	$(3,325)
Other current liabilities	9,320	9,320	-

Total liabilities	98,401	95,076	(3,325)

Stockholders’ equity
Common stock	34,854	35,499	645
Additional paid-in capital	968,549	1,129,535	160,986
Deficit accumulated during the development stage	(657,768)	(667,768)	(10,000)
Comprehensive gain	-	29	29

Total stockholders’ equity	345,635	497,295	151,660

Total liabilities and stockholders equity	$444,036	$592,371	$148,335

The restatement to the Company’s statement of operations for the year ended June 30, 2006 follows:

	June 30, 2006
	as originally	June 30, 2006
	stated	as restated		Change

Statement of operations
Revenue	$-	$-	$`$$	-
General and administrative expense	(324,754)	(324,754)		-

Loss from continuing operations	(324,754)	(324,754)		-
Loss from operations of discontinued component	(77,790)	(87,790)		(10,000)

Net loss	$(402,544)	$(412,544)		((10,000)
Basic and diluted loss per share	$(.01)	$(.01)			--

9. SUBSEQUENT EVENTS

On August 17, 2007, the Company issued 571,428 shares of its common stock and Class A warrants to purchase 571,428 shares of its common stock to an attorney in exchange for the cancellation of $40,000 of fees due him. For each Class A warrant exercised, the Company will issue a Class B warrant which will entitle him to acquire one common share of the Company at a price of US$0.20 on or before May 1, 2009.

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

Management has in this fiscal year established additional controls and formalized its financial operations by establishing company accounts, engaging an internal accounting firm and other additional control procedures to assure compliance and the accuracy of our financial reporting obligations.

Other Information

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On July 3, 2007, the Board of Directors appointed a new member, Mr. Michel Plante.

Mr. Plante is a Chartered Accountant who worked for Coopers & Lybrand, Chartered Accountants, for ten years, and then held several financial management positions with various technological organizations. Recently, from 2003 to 2007, he was Vice-President Finance, Chief Financial Officer and Corporate Secretary at Rocktest Limited, a company listed on the stock exchange. He is currently Deputy Chairman of Groupe Cabico Inc. Mr. Plante is also administrator of Collège Laval (a privately-held secondary education institution) and of Maniwaki Capital Inc. (TSX-Venture).

Involvement in certain legal proceedings

During the past five years Mr. Plante has not been a party to or executive officer of an entity that has filed any Bankruptcy petitions. Mr. Plante in not been convicted nor involved in any current criminal proceedings. Nor has Mr. Plante been held to have violated any State or Federal Securities laws.

There are no familial relationships among the officers and directors, nor are there any arrangements or understanding between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Compensation agreements

The Corporation has not established a compensation agreement with this director.

On July 3, 2007, the Board of Directors created a scientific committee presided by Mr. Jacques Goulet , Ph.D. Agronome, professor at Université Laval in Quebec City. Mr. Goulet subsequently indicated his decision to leave the Board to devote himself to this task, among others, in the global interest of the company. In fall 2007, Mr. Goulet will submit a list of proposed members for the scientific committee, as well as a description of the committee’s mandate and related budget.

The resignation of Mr. Goulet is not related to any disagreement on any matter relating to the Company’s operations, policies or practices.

Anticus International Corporation

Directors, Executive Officers, Promoters and Control Persons

The directors and officers are as follows:

NAME		POSITION(S)	TENURE
Daniel Trudeau		President and CEO	September 19, 2006 to present
Pierre H. Vincent		Director	April 28, 2005 to present
Henri Baudet		Director	April 21, 2006 to present
Gerrit Bres		Director	April 21, 2006 to present
Michel Plante		Director	July 3, 2007 to present
Lucien Pomerleau		Director	April 21, 2006 to present
Xin Zhao		Director	April 21, 2006 to present
	Office Street Address:		1155 Rene-Levesque Quest, Suite 2500
Montreal, Quebec, Canada H3B 2K4
	Telephone:	(514) 992-1391

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

Michel Plante is a Chartered Accountant who worked for Coopers & Lybrand, Chartered Accountants, for ten years, and then held several financial management positions with various technological organizations. Recently, from 2003 to 2007, he was Vice-President Finance, Chief Financial Officer and Corporate Secretary at Rocktest Limited, a company listed on the stock exchange. He is currently Deputy Chairman of Groupe Cabico Inc. Mr. Plante is also administrator of Collège Laval (a privately-held secondary education institution) and of Maniwaki Capital Inc. (TSX-Venture).

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

The Board of Directors held 4 meetings during the year ended June 30, 2007.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended June 30, 2007 were filed with the following exception: We have identified by our shareholder records that a beneficial holder may not have filed an ownership report timely. Mr. Varin held a significant equity position in exceeding 10% based on his prior ownership reports and our current shareholders list no longer shows these holdings. We have not been provided a copy of any ownership reports filed by Mr. Varin.

Code of Ethics

The Company has always encouraged its employees, including officers and directors to conduct business in an honest and ethical manner. Additionally, it has always been the Company’s policy to comply with all applicable laws and provide accurate and timely disclosure. Despite the foregoing, we currently do not have a formal written code of ethics for either our directors or employees. We do not have a formal written code of ethics because we currently only have one employee, our president/CEO. Our president/CEO is held to the highest degree of ethical standards. Once we expand the executive and management beyond a single executive officer, we will adopt a written code of ethics for all of our directors, executive officers and employees.

Anticus International Corporation

Executive Compensation

Compensation Summary

			SUMMARY COMPENSATION TABLE

			Annual Compensation		Award(s)		Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Current Officers/Directors

Daniel Trudeau	2007	$40,000	0	0	0	375,000	0	0
President and CEO	2006	0	0	0	0	0	0	0
(September 19, 2006)

Henri Baudet	2006	0	0	0	0	0	0	0
Director	2006	0	0	0	0	0	0	0
(April 21, 2006)

Gerrit Bres	2006	0	0	0	0	0	0	0
Director	2006	0	0	0	0	0	0	0
(April 21, 2006)

Michel Plante	2007	0	0	0	0	0	0	0
Director
(July 3, 2006)

Lucien Pomerleau	2006	0	0	0	0	0	0	0
Director	2006	0	0	0	0	0	0	0
(April 21, 2006)

Pierre H. Vincent	2007	0	0	0	0	50,000	0	0
Director	2006	0	0	0	0	150,000	0	0
(November 28, 2005)

Notes:

As of June 30, 2007, Anticus International Corporation had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Compensation of Directors

During the year ended June 30, 2007, a total of 425,000 options were granted to two (2) directors as follows:

On August 30, 2006, the Company agrees to pay Mr. Trudeau compensation of five hundred thousand (500,000) options expiring June 30, 2008, exercisable at US$0.24, said options have vested according to the following schedule:

125,000 - December 15, 2006 , 125,000 - March 15, 2007, 125,000 -June 15, 2007, 125,000 - September 15, 2007

On October 3, 2006, the board approved compensation to PH Vincent consisting of 50,000 options expiring December 31, 2007 at a price of $0.18 per share.

Employment Agreements

The Company has signed a renewable twelve (12) month agreement with Mr. Daniel Trudeau, President and CEO, whereby the Company agrees to pay Mr. Trudeau compensation of $40,000 CDN per year, as well as five hundred thousand (500,000) options expiring June 30th 2008, exercisable at 0.24 USD.

Anticus International Corporation

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 20, 2007; the beneficial ownership of Anticus International Corporation common stock by each person known to the company to beneficially own more than five percent (5%) of the company’s common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly:

Common Stock
	Amount and Nature		Percentage (3)
Name and Address of Beneficial Owner	of Beneficial Ownership	Acquirable	of Class

Daniel Trudeau	0	500,000	<1.0
President and CEO
Pierre H. Vincent	0	200,000	<1.0
Director
Henri Baudet	0	0	0
Director
Gerrit Bres	0	0	0
Director
Michel Plante	0	0	0
Director
Lucien Pomerleau	700,000	0	1.6
Director

Officers and Directors as a Group	700,000	700,000	3.2

Total	700,000	700,000	3.2

Notes:

1. Each beneficial owner’s percentage ownership assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after June 30, 2007.

Total shares outstanding as of August 21, 2007 were 43,664,960 held by approximately 110 shareholders of record and an undetermined number of holders in street name.

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

The agreement is by and between Anticus International Corporation and: Michel Deblois Technologies Inc. (Michel Deblois, President) and Costal, Inc. (Jacques Goulet, President) and Redal, Inc. (Lucien Pomerleau, General Director).

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

Exhibits and Reports on Form 8-K

Reports on Form 8-K

The following lists all Reports on Form 8-K as filed by the registrant during the fiscal year ending June 30, 2007:

May 29, 2007 Report on Form 8-K; Section 3; Item 3.02: Unregistered Sale of Equity Securities

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

Anticus International Corporation

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending June 30, 2007 and 2006 were: $24,269 and $15,000, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending June 30, 2007 and 2006 were: $ 0 and $7,266, respectively.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending June 30, 2007 and 2006.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending June 30, 2007 and 2006.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2007. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

Anticus International Corporation
Registrant

Date: October 05, 2007	By:	\s\ Daniel Trudeau, President

Daniel Trudeau, President
Principal Executive Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 05, 2007	By:	\s\ Daniel Trudeau, President

Daniel Trudeau, President
Principal Executive Officer and Principal Accounting Officer

Date: October 05, 2007	By:	\s\ Pierre H. Vincent, Director

Pierre H. Vincent, Director

Date: October 05, 2007	By:	\s\ Henri Baudet, Director

Henri Baudet, Director

Date: October 05, 2007	By:	\s\ Gerrit Bres, Director

Gerrit Bres, Director

Date: October 05, 2007	By:	\s\ Michel Plante, Director

Michel Plante, Director

Date: October 05, 2007	By:	\s\ Lucien Pomerleau, Director

Lucien Pomerleau, Director