Form 10QSB
period 2007-09-30
ANTICUS INTERNATIONAL CORP
filed 2007-11-15
CIK 1192494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

COMMISSION FILE NUMBER: 333-101420

ANTICUS INTERNATIONAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0375504

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1155 Rene-Lévesque Quest, Suite 2500
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2007: 43,644,960 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

ANTICUS INTERNATIONAL CORPORATION Index

			Page
			Number
PART I.		FINANCIAL INFORMATION
Item	1.	Financial Statements
		Balance Sheet	3
		Statement of Operations	4
		Statement of Stockholders’ Equity	5
		Statement of Cash Flows	8
		Notes to Financial Statements	10
Item	2.	Management's Discussion and Analysis of Financial Condition
		and Plan of Operations	17
Item	3.	Controls and Procedures	18
Part II.		OTHER INFORMATION
Item	1.	Legal Proceedings	19
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item	3.	Defaults Upon Senior Securities	19
Item	4.	Submission of Matters to a Vote of Security Holders	19
Item	5.	Other Information	19
Item	6.	Exhibits and Reports on Form 8-K	19
SIGNATURES			20

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET September 30, 2007
ASSETS
Current assets
Cash	$ 115,961
Prepaid expenses	24,050
Receivable from taxing authorities	9,367

149,378

Other assets
Intangible assets (Note 4)	520,536
Website development (Note 5)	5,457

525,993

Total assets	$ 675,371

Current liabilities
Accounts payable and accrued expenses	$ 23,238

Total liabilities	23,238

Stockholders’ Equity
Authorized common stock:
75,000,000 shares with a par value of $0.001
Issued and outstanding:
43,644,960 common shares at September 30, 2007	43,645
Additional paid-in capital	1,980,852
Deficit accumulated during the development stage	(1,382,676)
Other comprehensive income	10,312

Total stockholders’ equity	652,133

Total Liabilities and Stockholders’ Equity	$ 675,371

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATIONS
			Cumulative amounts
			from date of
			incorporation
			May 1, 2002
	Three month period ended		through
	September 30,		September 30,
	2007	2006	2007

Revenue:	$-	$-	$-

Operating expenses:
Research and development	$(81,361)	$-	$(141,105)
Compensation on option grants	(22,550)	-	(96,605)
General and administrative expenses	(86,565)	(114,403)	(1,169,148)

	(190,476)	(114,403)	(1,406,858)

Loss from operations	(190,476)	(114,403)	(1,406,858)

Other income (expenses)
Gain on settlement of indebtedness	4,794	-	21,795
Interest income	-	-	2,387

	4,794	-	24,182

Net loss for the period	$(185,682)	$(114,403)	$(1,382,676)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	43,359,246	35,659,292

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS’ EQUITY FROM MAY 1, 2002 (INCEPTION) TO SEPTEMBER 30, 2007
					Deficit
					Accumulated	Total
	Price			Additional	During	Stockholders’
	Per	Common Stock		Paid-In	Development	Equity
	Share	Shares	Amount	Capital	Stage	(Deficit)

Inception, May 1, 2002	-	- $	-	$-	$-	$ -
Shares issued for cash at $0.001	$ 0.0001	9,000,000	9,000	(8,000)	-	1,000
Net loss for the period		-	-	-	(1,013)	(1,013)

Balance June 30, 2002		9,000,000	9,000	(8,000)	(1,013)	(13)
July 15, 2002
Shares issued for cash at $0.01	0.0011	14,400,000	14,400	1,600	-	16,000
Net loss for the year		-	-	-	(17,250)	(17,250)

Balance June 30, 2003		23,400,000	23,400	(6,400)	(18,263)	(1,263)
March 31, 2004
Shares issued for cash at $0.01	0.0111	450,000	450	4,550	-	5,000
May 31, 2004
Shares issued for cash at $0.01	0.0111	6,300,000	6,300	63,700	-	70,000
Net loss for the year		-	-	-	(38,587)	(38,587)

Balance June 30, 2004		30,150,000	30,150	61,850	(56,850)	35,150
Cancellation of debt		-	-	115,000	-	115,000
Net loss for the year		-	-	-	(198,374)	(198,374)

Balance June 30, 2005		30,150,000	30,150	176,850	(255,224)	(48,224)
July 1, 2005
Shares issued for services		0.0252	924,265	924	22,385	-
July 12, 2005
Shares issued for services	0.1200	50,000	50	5,950	-	6,000
July 19, 2005
Shares issued for services	0.2000	66,286	66	13,191	-	13,257
July 27, 2005
Shares issued for services	0.2500	52,669	53	13,115	-	13,168
July 28, 2005
Shares issued for license agreement	0.2400	100,000	100	23,900	-	24,000
September 2, 2005
Shares issued for license agreement	0.2600	200,000	200	51,800	-	52,000
September 7, 2005
Shares issued for services	0.2600	228,872	229	59,278	-	59,507
October 18, 2005
Shares issued for services	0.1700	171,872	172	29,046	-	29,218
October 25, 2005
Recognition of compensation
on option grants		-	-	4,850	-	4,850
January 23, 2006
Recognition of compensation
on option grants		-	-	7,830	-	7,830
January 27, 2006
Shares issued for services	0.0850	172,765	173	14,512	-	14,685
January 30, 2006
Shares issued for services	0.0900	200,000	200	17,800	-	18,000

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS’ EQUITY FROM MAY 1, 2002 (INCEPTION) TO SEPTEMBER 30, 2007
					Deficit
					Accumulated	Total
	Price			Additional	During	Stockholders’
	Per	Common Stock		Paid-In	Development	Equity
	Share	Shares	Amount	Capital	Stage	(Deficit)

April 18, 2006
Shares issued for services	0.18	227,500	228	40,722	-	40,950
April 19, 2006
Recognition of compensation
on option grants		-	-	14,030	-	14,030
April 20, 2006
Shares issued for license agreement	0.20	2,310,000	2,310	459,690	-	462,000
May 31, 2006
Shares issued for cash	0.25	500,000	500	124,500	-	125,000
June 12, 2006
Shares issued for cash	0.25	100,000	100	25,900	-	25,000
June 15, 2006
Shares issued for cash	0.25	45,000	45	11,586	-	11,631
Estimated value of rent
charged to operations		-	-	3,600	-	3,600
Estimated value of services
charged to operations		-	-	10,000	-	10,000
Foreign currency translation		-	-	-	29	29
Net loss for the year		-	-	-	(412,544)	(412,544)

Balance, June 30, 2006		35,499,229	$35,499	$1,129,535	$(667,739)	$ 497,295
August 14, 2006
Shares issued for services	0.23	75,016	75	18,679	-	18,754
August 17, 2006
Shares issued for cash	0.25	100,000	100	24,900	-	25,000
August 21, 2006
Shares issued for services	0.24	125,000	125	29,875	-	30,000
August 31, 2006
Shares issued for cash	0.25	60,000	60	14,940	-	55,000
October 3, 2006
Shares issued for license agreement	0.18	1,500,000	1,500	268,500	-	270,000
May 28,2007
Shares issued for cash	0.07	5,714,286	5,715	399,336	-	405,051
Offering costs			-	(36,153)		(36,153)
Recognition of compensation on
option grants		-	-	74,055	-	74,055
Foreign currency translation		-	-	-	2,658	2,658
Net loss for the year		-	-	-	(529,227)	(529.227)

Balance, June 30, 2007		43,073,531	$43,074	$1,923,667	$(1,194,308)	$ 772,433

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS’ EQUITY FROM MAY 1, 2002 (INCEPTION) TO SEPTEMBER 30, 2007
					Deficit
					Accumulated	Total
	Price			Additional	During	Stockholders’
	Per	Common Stock		Paid-In	Development	Equity
	Share	Shares	Amount	Capital	Stage	(Deficit)

August 15, 2007
Shares issued for settlement
of indebtedness	0.04	571,429	571	22,286	-	22,857
Recognition of value of warrants
in settlement of indebtedness		-	-	12,349	-	12,349
Foreign currency translation		-	-	-	7,626	7,626
Recognition of compensation
on option grants		-	-	22,550	-	22,550
Net loss for the period		-	-	-	(185,682)	(185,682)

Balance, September 30, 2007		43,644,960 $	43,645	$1,980,852	$ (1,372,364)	$ 652,133

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
			Cumulative amounts
			from date of
			Incorporation
			(May 1, 2002)
	Three month period ended		through
	September 30,		September 30,
	2007	2006	2007

Cash flows from operating activities
Net loss for the period	$ (185,682)	$(114,403)	$ (1,382,676)
Gain on settlement of indebtedness	(4,794)	-	(21,795)
Shares issued for services	-	48,754	381,848
Shares issued for abandoned license	-	-	76,000
Contributed rent and services	-	-	13,600
Compensation recognized on option grants	22,550	-	123,315
Amortization	37,282	23,441	214,192
Adjustments to reconcile net loss to net cash
used in operating activities
Increase in accounts receivable	(4,290)	-	(10,976)
Decrease (increase) in prepaid expenses	3,555	-	(4,850)
Increase (decrease) in accounts payable	(687)	(1,840)	62,736

Net cash used in operating activities	(132,066)	(44,048)	(548,606)

Cash flows from investing activities
Acquisition of fixed assets	-	(8,185)	(8,185)

Net cash used in investing activities	-	(8,185)	(8,185)

Cash flows from financing activities
Proceeds from issuance of common stock	-	40,000	699,682
Payments in connection with private offering	-	-	(35,984)
Payment on note due to third party	-	(5,000)	-
Advances received from (paid to) third party	(550)	(4,320)	-

Net cash provided by financing activities	(550)	30,680	663,698

Effect of exchange rates on cash	7,625	(279)	9,054

Net change in cash	(124,991)	(21,832)	115,961

Cash, beginning of period	240,952	148,355	-

Cash, end of period	$ 115,961	$126,503	$ 115,961

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
Supplemental cash flow disclosure
					Cumulative amounts
					from date of
					Incorporation
					(May 1, 2002)
	Three month period ended				through
		September 30,			September 30,
	2007		2006		2007

Cash paid for income taxes		$-		$-	$-

Cash paid for interest		$-		$-	$-
Non-cash investing and financing activities:

Shares issued for services (Note 6(b))		$-		$-	$381,848

Shares issued for intangible assets (Note 6(b))		$-		$-	$808,000

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS S EPTEMBER 30, 2007

1. Basis of presentation

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company’s audited June 30, 2007 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company’s June 30, 2007 audited financial statements.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,382,676 for the period from inception, May 1, 2002 to September 30, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional financing through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS S EPTEMBER 30, 2007
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

In accordance with Statement of Financial Accounting Standards No. 128 “Earnings per share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

In accordance with Statement of Financial Accounting Standards No. 128 – “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, any anti-dilutive effects on net earnings (loss) per share are excluded. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of approximately 49.8 million and 35.9 million for the three months ended September 30, 2007 and 2006, respectively. Such amounts include shares potentially issuable under outstanding options and warrants.

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

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all highly liquid investments with maturities of three months or less.

g)	Website development costs

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs (“EITF 00- 2”), costs and expenses incurred during the planning and operating stages of the Company's website development are expensed as incurred. Under EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit.

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

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2007. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS S EPTEMBER 30, 2007
j)	New accounting standard

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

4. Intangible assets

In December 2005, the Company signed a Letter of Intent with MD Technologies Inc., Costal Inc., and Redal Inc. to acquire the worldwide exclusive license to the microbiological process known as “Prolactis”. The process provides for the bioconversion of lactose and other sugar into high proteins biomass, literally transforming waste and by-products into water and yeast to be used in animal feed.

The license was issued to the Company effective April 20, 2006. As compensation for the license, the Company issued two million one hundred thousand (2,100,000) shares at $0.20 per share, that were issued as an exempted transaction under Section 4(2) of the Securities Act of 1933. In and subject to Rule 144 of the Securities Act of 1933 and in conjunction with the acquisition of the license, the Company paid a finder’s fee of two hundred and ten thousand (210,000) shares also valued at $0.20 per share. On October3, 2006, the Company issued 1.5 million (1,500,000) shares at $0.18 per share to the licensor to waive any and all conditions contained in the license agreement and obtain a clear title to Prolactis. The cost of the license of $732,000 is being amortized over five years. Amortization expense for the quarters ended September 30, 2007 and 2006 was $36,600 and $23,100 respectively. The balance of the intangible asset as of September 30, 2007 was $520,536. MD Technologies Inc., Costal Inc., and Redal Inc. are related parties.

Amortization expense for each of the next four years is as follows:

September 30,
2008	$146,400
2009	$146,400
2010	$146,400
2011	$81,336

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS S EPTEMBER 30, 2007

5. Website development

The cost of the website amounted to $8,185 and is being amortized over three years. Amortization expense for the quarters ended September 30, 2007 and 2006 were respectively $682 and $341. The balance of website development as of September 30, 2007 was $5,457.

Amortization expense for each of the next two years is as follows:

September 30,
2008	$2,728
2009	$2,729

6. Research and development

In April 2007, the Company entered into an agreement with MD Consultants (a related party) to provide services in connection with the development of a demonstration unit used in the production of yeast using the Company’s licensed Prolactis process and related services. Under the terms of the agreement, the costs for the services valued at approximately $155,000, of which $141,105 was paid as of September 30, 2007. The remaining balance (approximately 10%) is payable on the submission of the final report The Company is accounting for these services as research and development and is expensing the amounts due on the contract as the obligation is accrued. For the quarter ended September 30, 2007, the Company incurred $81,361 which was charged to operations as research and development. MD Consultants is a related party.

7. Capital stock

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS S EPTEMBER 30, 2007
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

On June 3, 2007, the Company agreed to issue a total of 571,429 shares of its common stock in settlement of debt totalling $40,000. The issuance was made on August 15, 2007. The shares were valued at $22,857. In addition to the issuance of the shares, the Company also granted to the creditor Class A Warrants to purchase 571,429 shares of common stock at a purchase price of $.12 per share. The warrants expire one year from date of grant. For every warrant exercised, the Company will grant the creditor a Class B Warrant to purchase one share of the Company’s common stock at an exercise price of $.20 per share. The Class B Warrants expire one year from date of grant. The warrants were valued at $12,349. The Company realized a net gain on the settlement of the debt in the amount of $4,794.

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

During the three months ended September 30, 2007, the recognized compensation expense associated with options granted were valued at $22,550, which was charged to operations.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS S EPTEMBER 30, 2007
The following is a summary of the outstanding options:
		Weighted
	Number of	average
	shares	exercise price

Outstanding June 30, 2006	300,000	$0.12

Granted	425,000	0.24
Exercised	-	-
Cancelled	-	-

Outstanding June 30, 2007	725,000	0.19

Granted	125,000	0.24
Exercised	-	-
Cancelled	-	-

Outstanding September 30, 2007	850,000	0.20

All of the outstanding options can be exercised through June 30, 2008 at a price per share ranging from $0.085 to $0.24. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module. Options granted during the quarter ended September 30, 2007 were valued at $22,550, which was charged to operations. The following assumptions were made in estimating fair value:

Dividend yield	0%
Expected life	2 years
Risk free interest rate	4.34% to 4.9%
Expected volatility	101% to 187%

d)	Warrants

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

As discussed above, the Company granted a creditor pursuant to a settlement agreement Class A common share purchase warrants to purchase 571,429 shares of common stock at an exercise price of $.12 per share. The warrants expire one year from date of grant. For every warrant exercised, the Company will grant the creditor a Class B Warrant to purchase one share of the Company’s common stock at an exercise price of $.20 per share. The Class B Warrants expire one year from date of grant a total of 571,429 shares of its common stock in settlement of debt totalling $40,000. The shares were valued at $22,857. In addition to the issuance of the shares, the Company also granted to the creditor Class A Warrants to purchase 571,429 shares of common stock at a purchase price of $.12 per share. The warrants expire one year from date of grant. For every warrant exercised, the Company will grant the creditor a Class B Warrant to purchase one share of the Company’s common stock at an exercise price of $.20 per share. The Class B Warrants expire one year from date of grant.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS S EPTEMBER 30, 2007

8. Contingencies

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

Financial Summary

Results of Operations for the three month period ended September 30, 2007

The Company reports a net loss of $185,682 for the three-months ended September 30, 2007 versus a net loss of $114,403 for the three-months ended September 30, 2006. The net loss for the three-months ending September 30, 2007 is comprised of general and administrative expenses of $86,565; research and development costs of $81,361; and, compensation on option grants of $$22,550. The net loss for the three-months ended September 30, 2006 is entirely comprised of loss from general and administrative expenses.

Liquidity and Capital Resources

During the three-month period ended September 30, 2007 the Company's cash position decreased $124,991. Net cash used in operating activities totaled $132,066; and, $7,625 was realized due to the effect of exchange rates on cash.

Going Concern

The Company has incurred a net loss of $1,382,676 for the period from inception, May 1, 2002 to September 30, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional financing through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Construction of the demonstration unit and the laboratory in Quebec City is on target. Bioreactor inoculation has been done in July 2007.

On Oct 16, 2007, the company announced that the demonstration and operating unit of the Quebec science complex has started production of lactic yeast (Kluyveromyces marxianus) samples. Green Yeast has begun distributing these yeast samples to its potential customers and partners, so that they can analyze this yeast themselves, suggest adjustments specific to their needs (e.g., live or inactive yeast, dried or not, according to different drying methods (spray, drum, fluidized bed), suggest adjustments to the nutrient content, etc.), and recognize the product's quality. The objective of this sampling campaign is to show with certainty our ability to produce a quality yeast strain that meets the market's expectations. This phase also has the aim of refining the process to achieve maximum production efficiency.

The demonstration stage is indispensable to prepare for the industrial phase with construction of a first production unit. The sampling campaign should last about two months, during which a number of samples will be delivered to our various prospects.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

Simultaneously, Green Yeast is pursuing its discussions with cheese companies, which generate large quantities of whey in their activities. Whey and its derivatives are choice raw materials in the production of Kluyveromyces marxianus yeast. On this specific point of securing supplies of whey derivatives for our future yeast production, signing medium to long term contracts with suppliers is Green Yeast main objective.

Furthermore, contacts are now being made regarding the financing of our first lactic yeast production unit. The cost of the investment and its implementation are being reviewed in detail.

Green Yeast will be present at Pollutec 2007 (annual trade show of environment-related industries), which will be held in Paris Villepinte from November 27 to 30, 2007.

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None, for the three-month period ended September 30, 2007

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 3, 2007, the Company agreed to issue a total of 571,429 shares of its common stock in settlement of debt totalling $40,000. The issuance was made on August 15, 2007. The shares were valued at $22,857. In addition to the issuance of the shares, the Company also granted to the creditor Class A Warrants to purchase 571,429 shares of common stock at a purchase price of $.12 per share. The warrants expire one year from date of grant. For every warrant exercised, the Company will grant the creditor a Class B Warrant to purchase one share of the Company’s common stock at an exercise price of $.20 per share. The Class B Warrants expire one year from date of grant. The warrants were valued at $12,349. The Company realized a net gain on the settlement of the debt in the amount of $4,794.

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

125,000 December 15, 2006 125,000 March 15, 2007 125,000 June 15, 2007 125,000 September 15, 2007

During the three months ended September 30, 2007, the recognized compensation expense associated with options granted were valued at $22,550, which was charged to operations.

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the three-month period ended September 30, 2007
Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits
Anticus International Corporation includes herewith the following exhibits:
31.1 Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1 Certification of Principal Executive Officer (18 U.S.C. 1350)
Reports on Form 8-K
None, for the three-month period ending September 30, 2007

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anticus International Corporation

Date: November 15, 2007	By: /s/ Daniel Trudeau, President

Daniel Trudeau, President
Principal Executive Officer
Principal Accounting Officer