Form 10QSB
period 2007-12-31
ANTICUS INTERNATIONAL CORP
filed 2008-02-14
CIK 1192494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2007
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from to
COMMISSION FILE NUMBER: 333-101420

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2007: 43,644,960 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

1

ANTICUS INTERNATIONAL CORPORATION Index

			Page
			Number
PART I.		FINANCIAL INFORMATION
Item	1.	Financial Statements
		Balance Sheet	3
		Statement of Operations	4
		Statement of Cash Flows	5
		Notes to Financial Statements	6
Item	2.	Management's Discussion and Analysis of Financial Condition
		and Plan of Operations	11
Item	3.	Controls and Procedures	12
Part II.		OTHER INFORMATION
Item	1.	Legal Proceedings	13
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item	3.	Defaults Upon Senior Securities	13
Item	4.	Submission of Matters to a Vote of Security Holders	13
Item	5.	Other Information	13
Item	6.	Exhibits and Reports on Form 8-K	13
SIGNATURES			14

2

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET
December 31, 2007

(Unaudited)

ASSETS
Current assets
Cash	$47,730
Prepaid expenses	19,830
Receivable from taxing authorities	14,090

81,650

Other assets
Intangible asset	483,936
Website development	4,775

488,711

Total assets	$570.361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$36.476

Total liabilities	36,476

Stockholders’ Equity
Authorized common stock:
75,000,000 shares with a par value of $0.001
Issued and outstanding:
43,644,960 common shares at December 31, 2007	43,645
Additional paid-in capital	1,985,015
Deficit accumulated during the development stage	(1,496,069)
Other comprehensive income	1,294

Total stockholders’ equity	533,885

Total Liabilities and Stockholders’ Equity	$570,361

The accompanying notes are an integral part of these financial statements. 3

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATIONS
					Cumulative amounts
					from date of
					incorporation
					May 1, 2002
	Three Month Period Ended		Six month period ended		through
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:	$ -	$-	$ -	$-	$-

Operating expenses:
Research and development	-	-	81,361	-	141,105
Compensation on option grants	4,163	-	26,713	-	100,768
General and administrative expenses	109,230	178,482	195,795	292,885	1,278,378

Loss before income taxes	(113,393)	(178,482)	(303,869)	(292,885)	(1,520,251)
Income taxes	-	-	-	-	-

Loss from continuing operations	(113,393)	(178,482)	(303,869)	(292,885)	(1,520,251)

Discontinued operations
Gain on settlement of indebtedness	-	-	4,794	-	21,795
Interest income	-	-	-	-	2,387

	-	-	4,794	-	24,182

Net loss	$ (113,393)	$(178,482)	$ (299,075)	$(292,885)	$(1,496,069)

Basic and diluted loss per share	$ (0.00)	$(0.00)	$ (0.01)	$(0.01)

Weighted average number of shares outstanding	43,644,960	37,310,332	43,502,103	36,484,812

The accompanying notes are an integral part of these financial statements. 4

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
			Cumulative amounts
			from date of
			Incorporation
			(May 1, 2002)
	Six month period ended		through
	December 31,		December 31,
	2007	2006	2007

	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss for the period	$(299,075)	$(292,885)	$(1,496,070)
Shares issued for services	-	48,754	381,848
Shares issued for abandoned license	-	-	76,000
Shares issued for settlement of indebtedness	22,286	-	-
Recognition of valued of warrants in settlement of indebtedness	12,349	-	-
Contributed rent and services	-	-	13,600
Gain on settlement of indebtedness	-	-	(21,795)
Compensation recognized on option grants	26,713	28,955	127,478
Amortization expense	74,564	84,382	251,474
Adjustments to reconcile net loss to net cash
used in operating activities
Decrease (increase) in accounts receivable	(9,013)	-	(15,699)
Decrease (increase) in prepaid expenses	7,775	-	(631)
Increase (decrease) in accounts payable	(27,449)	(17,731)	75,975

Net cash used in operating activities	(191,850)	(148,525)	(607,820)

Cash flows from investing activities
Acquisition of fixed assets	-	(8,185)	(8,185)

Net cash used in investing activities	-	(8,185)	(8,185)

Cash flows from financing activities
Shares issued for settlement of indebtedness	571	-	-
Proceeds from issuance of common stock	-	40,000	699,682
Payments in connection with private offering	-	-	(35,984)
Note payable to third party	-	(5,000)	-
Advances received from third party (paid)	(550)	(4,320)	-

Net cash provided by financing activities	21	30,680	663,698

Effect of exchange rates on cash	(1,393)	(1,719)	37

Net change in cash	(193,222)	(127,749)	47,730

Cash, beginning of period	240,952	148,355	-

Cash, end of period	$47,730	$20,586	$47,730

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for services		48,754
Shares issued for intangible assets		270,000

The accompanying notes are an integral part of these financial statements. 5

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS D ECEMBER 31, 2007

STATED IN U.S. DOLLARS

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,496,069 for the period from inception, May 1, 2002 to December 31, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management may seek additional financing through loans or offerings of its common stock to fund continued operations. There is no guarantee that these fund will be available or if so at favorable terms. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non- monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the statement of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations.

c)	Income taxes

The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS D ECEMBER 31, 2007

STATED IN U.S. DOLLARS

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

Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, any anti-dilutive effects on net earnings (loss) per share are excluded. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of approximately 50 million and 37.1 million for the three months ended December 31, 2007 and 2006, respectively. Such amounts include shares potentially issuable under outstanding options and warrants.

e)	Issuances involving non-cash consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non- cash consideration received pertain to services rendered by consultants and others.

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

j)	New accounting standard

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has evaluated the impact of SFAS No. 159 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS D ECEMBER 31, 2007

STATED IN U.S. DOLLARS

4. Intangible assets

In December 2005, the Company signed a Letter of Intent with MD Technologies Inc., Costal Inc., and Redal Inc. to acquire the worldwide exclusive license to the microbiological process known as “Prolactis”. The process provides for the bioconversion of lactose and other sugar into high proteins biomass, literally transforming waste and by-products into water and yeast to be used in animal feed. The license was issued to the Company effective April 20, 2006. As compensation for the license, the Company issued two million one hundred thousand (2,100,000) shares at $0.20 per share, that were issued as an exempted transaction under Section 4(2) of the Securities Act of 1933. In and subject to Rule 144 of the Securities Act of 1933 and in conjunction with the acquisition of the license, the Company paid a finder’s fee of two hundred and ten thousand (210,000) shares also valued at $0.20 per share. On October 3, 2006, the Company issued 1.5 million (1,500,000) shares at $0.18 per share to the licensor to waive any and all conditions contained in the license agreement and obtain a clear title to Prolactis. The cost of the license of $732,000 is being amortized over five years. Amortization expense for the three months ended December 31, 2007 and 2006 was $36,600 and $60,600 respectively. Amortization expense for the six months ended December 31, 2007 and 2006 was $73,200 and $83,700 respectively. The balance of the intangible asset as of December 31, 2007 was $483,936. MD Technologies Inc., Costal Inc., and Redal Inc. are related parties.

Amortization expense for each of the next four years is as follows:

December 31,
2008	$146,400
2009	$146,400
2010	$146,400
2011	$44,736

5. Website development

The cost of the website amounted to $8,185 and is being amortized over three years. Amortization expense for the three months ended December 31, 2007 and 2006 were respectively $682 and $682. Amortization expense for the six months ended December 31, 2007 and 2006 were respectively $1,364 and $1,364. The balance of website development as of December 31, 2007 was $4,775.

Amortization expense for each of the next two years is as follows:

December 31,
2008	$2,728
2009	$2,047

6. Research and development

In April 2007, the Company entered into an agreement with MD Consultants (a related party) to provide services in connection with the development of a demonstration unit used in the production of yeast using the Company’s licensed Prolactis process and related services. Under the terms of the agreement, the costs for the services valued at approximately $155,000, of which $141,105 was paid as of December 31, 2007. The remaining balance (approximately 10%) is payable on the submission of the final report The Company is accounting for these services as research and development and is expensing the amounts due on the contract as the obligation is accrued. During the three months ended December 31, 2007, the Company has not incurred any research and development expenses. For the six-months ended December 31,2007, the Company incurred $81,361 in research and development.

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS D ECEMBER 31, 2007

STATED IN U.S. DOLLARS

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
On May 31, June 12 and June 15, 2006, the Company issued 645,000 shares of its common stock in private offering for $161,631
On August 14, 2006; the Company issued 75,016 shares of its common stock for legal services valued at $18,754.
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

On October 16, 2007, the Company agreed, retroactively to August 24, 2007, to pay Mr. Trudeau compensation of five hundred thousand (500,000) options expiring June 30, 2009, exercisable at US$0.07, said options to be vested according to the following schedule:

125,000 November 24, 2007 125,000 February 24, 2008 125,000 May 24, 2008 125,000 August 24, 2008

During the three months ended December 31, 2007, the recognized compensation expense associated with options granted were valued at $4,163, which was charged to operations.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS D ECEMBER 31, 2007

STATED IN U.S. DOLLARS

The following is a summary of the outstanding options:

	Number of	Weighted average
	Shares	Exercise price

Outstanding – June 30, 2006	300,000	$0.12
Granted	425,000	0.24
Exercised	-	-
Cancelled	-	-
Outstanding – June 30, 2007	725,000	0.19
Granted	125,000	0.24
Exercised	-	-
Cancelled	-	-
Outstanding – September 30, 2007	850,000	0.20
Granted	125,000	0.07
Exercised	-	-
Cancelled	350,000	0.13
Outstanding – December 31, 2007	625,000	0.21

500,000 of the outstanding options can be exercised through June 30, 2008 and 125,000 of the outstanding options can be exercised through June 30, 2009 at a price per share rangin from $0.07 to $0.24.

The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module. Options granted during the quarter ended December 31, 2007 were valued at $16,650; $4,163 was charged to operations. The following assumptions were made in estimating fair value:

Dividend yield	0%
Expected life	676 days
Risk free interest rate	4.75% to 4.9%
Expected volatility	153% to 181%

d)	Warrants

In connection with our private placement of common stock, on May 28, 2007, the Company has issued 5,714,286 Class A common share purchase warrants. Each Class A warrant entitles the holder to acquire one common share of the Company at a price of $.12 on or before May 1, 2008. For each Class A warrant exercised, the Company will issue a Class B warrant which will entitle the holder to acquire one common share of the Company at a price of $.20 on or before May 1, 2009.

As discussed above, the Company granted a creditor pursuant to a settlement agreement Class A common share purchase warrants to purchase 571,429 shares of common stock at an exercise price of $.12 per share. The warrants expire one year from date of grant. For every warrant exercised, the Company will grant the creditor a Class B Warrant to purchase one share of the Company’s common stock at an exercise price of $.20 per share. The Class B Warrants expire one year from date of grant a total of 571,429 shares of its common stock in settlement of debt totaling $40,000. The shares were valued at $22,857. In addition to the issuance of the shares, the Company also granted to the creditor Class A Warrants to purchase 571,429 shares of common stock at a purchase price of $.12 per share. The warrants expire one year from date of grant. For every warrant exercised, the Company will grant the creditor a Class B Warrant to purchase one share of the Company’s common stock at an exercise price of $.20 per share. The Class B Warrants expire one year from date of grant.

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

Financial Summary

Results of Operations for the three month period ended December 31, 2007

The Company reports a net loss of $113,393 for the three-months ended December 31, 2007 versus a net loss of $178,482 for the three-months ended December 31, 2006. The net loss for the three-months ending December 31, 2007 is primarily comprised of general and administrative expenses of $109,230. The net loss for the three-months ended December 31, 2006 is entirely comprised of loss from general and administrative expenses.

Results of Operations for the six month period ended December 31, 2007

The Company reports a net loss of $303,869 for the six-months ended December 31, 2007 versus a net loss of $292,885 for the six-months ended December 31, 2006. The net loss for the six-months ending December 31, 2007 is comprised of general and administrative expenses of $195,795; research and development expense of $81,361; and, compensation on option grants of $26,713. The net loss for the six-months ended December 31, 2006 is entirely comprised of loss from general and administrative expenses.

Liquidity and Capital Resources

During the six-month period ended December 31, 2007 the Company's cash position decreased $193,222. Net cash used in operating activities totaled $191,850; and, $1,393 was expended due to the effect of exchange rates on cash.

Going Concern

The Company has incurred a net loss of $1,496,069 for the period from inception, May 1, 2002 to December 31, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management may seek additional financing through loans or offerings of its common stock to fund continued operations. There is no guarantee that these fund will be available or if so at favorable terms. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

Management Plan of Operations

The Company continues to pursue its goals of commercializing the Prolactisê microbiological process.

In April 2007, the Company entered into an agreement with MD Consultants (a related party) to build and operate a demonstration unit plus a laboratory in Quebec City (Canada). They will also test new raw materials for yeast production with the Prolactis process.

Under the terms of the agreement, the costs for the services valued at approximately $155,000, of which $141,105 was paid as of December 31, 2007. The remaining balance (approximately 10%) is payable on the submission of the final report. The Company is accounting for these services as research and development and is expensing the amounts due on the contract as the obligation is accrued. During the three months ended December 31, 2007, the Company has not incurred any research and development expenses. For the six-months ended December 31,2007, the Company incurred $81,361 in research and development.

This demonstration unit and materials testing will also support the company’s marketing efforts to produce and supply from selected new raw materials, very high quality yeast samples.

Construction of the demonstration unit and the laboratory in Quebec City is on target. Bioreactor inoculation was done in July 2007.

On Oct 16, 2007, the company announced that the demonstration and operating unit of the Quebec science complex has started production of lactic yeast (Kluyveromyces marxianus) samples. Green Yeast began distributing these yeast samples to its potential customers and partners, so that they can analyze this yeast themselves, suggest adjustments specific to their needs (e.g., live or inactive yeast, dried or not, according to different drying methods (spray, drum, fluidized bed), suggest adjustments to the nutrient content, etc.), and recognize the product's quality. The objective of this sampling campaign was to show with certainty our ability to produce a quality yeast strain that meets the market's expectations. This phase also had the aim of refining the process to achieve production efficiency.

The demonstration stage has indicated that potential customers being satisfied with the analysis of the small samples provided; require larger samples of up to 500 kilograms to further evaluate the product. The demonstration unit currently lacks this production capacity.

Anticus will expand this production capacity by building an expandable production line which will have a bioreactor capable of producing the small 500 kilogram evaluation orders. This line will have all the supporting separators and drying systems and can be expanded by adding additional bioreactors as order levels increase.

The company believes that this facility can be brought into operation with an additional $600,000 of funding. We are currently preparing for this financing through a debt or equity financing.

Green Yeast continues its discussions with cheese companies, which generate large quantities of whey in their activities. Whey and its derivatives are choice raw materials in the production of Kluyveromyces marxianus yeast. Green Yeast was present at Pollutec 2007 (annual trade show of environment-related industries), which was held in Paris Villepinte from November 27 to 30, 2007. Industry reaction was positive to our product and process. We are following up on leads generated from the show and believe there are some promising prospects in France.

Contingent upon our financing requirements, we look forward to starting the construction of our pilot plant in spring 2008 and plan to have it in operation sometime in September 2008.

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
None, for the three-month period ended December 31, 2007
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None, during the three-month period ended December 31, 2007

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

On October 16, 2007, the Company agreed, retroactively to August 24, 2007, to pay Mr. Trudeau compensation of five hundred thousand (500,000) options expiring June 30, 2009, exercisable at US $0.07, said options to be vested according to the following schedule:

125,000 November 24, 2007 125,000 February 24, 2008 125,000 May 24, 2008 125,000 August 24, 2008

During the three months ended December 31, 2007, the recognized compensation expense associated with options granted were valued at $4,163, which was charged to operations.

All stock/options were issued as exempted transactions under Section 4(2) of the Securities Act of 1933, Regulation S and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our stock/options took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the three-month period ended December 31, 2007
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K
Exhibits
Anticus International Corporation includes herewith the following exhibits:
	31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
	32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)
Reports on Form 8-K
None, for the three-month period ending December 31, 2007

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anticus International Corporation

Date: February 13, 2008	By: /s/ Daniel Trudeau, President

Daniel Trudeau, President
Principal Executive Officer
Principal Accounting Officer