Form 10QSB
period 2008-03-31
ANTICUS INTERNATIONAL CORP
filed 2008-05-14
CIK 1192494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2008: 43,644,960 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

ANTICUS INTERNATIONAL CORPORATION Index

			Page
			Number
PART I.		FINANCIAL INFORMATION
Item	1.	Financial Statements
		Balance Sheet	3
		Statement of Operations	4
		Statement of Cash Flows	5
		Notes to Financial Statements	6
Item	2.	Management's Discussion and Analysis of Financial Condition
		and Plan of Operations	12
Item	3.	Controls and Procedures	13
Part II.		OTHER INFORMATION
Item	1.	Legal Proceedings	14
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item	3.	Defaults Upon Senior Securities	15
Item	4.	Submission of Matters to a Vote of Security Holders	15
Item	5.	Other Information	15
Item	6.	Exhibits and Reports on Form 8-K	15
SIGNATURES			16

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET
March 31, 2008
(Unaudited)

ASSETS
Current assets
Cash	$21,264
Prepaid expenses	12,317
Receivable from taxing authorities	17,887

51,468

Deferred loan fees, net	5,622
Intangible asset	467,165
Website development	6,592

479,379

Total assets	$530,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$29,531

29,531
Long term liabilities
Convertible debenture including accrued interest	101,008

Total liabilities	130,539

Stockholders’ Equity
Authorized common stock:
75,000,000 shares with a par value of $0.001
Issued and outstanding:
43,644,960 common shares at March 31, 2008	43,645
Additional paid-in capital	2,109,553
Deficit accumulated during the development stage	(1,751,731)
Other comprehensive income	(1,159)

Total stockholders’ equity	400,308

Total Liabilities and Stockholders’ Equity	$530,847

The accompanying notes are an integral part of these financial statements.

3

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATIONS
					Cumulative amounts
					from date of
					incorporation
					May 1, 2002
	Three Month Period Ended		Nine month period ended		through
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:	$ -	$-	$ -	$-	$-

Operating expenses:
Research and development	18,398	-	95,416	-	155,160
Compensation on option grants	124,538	-	151,251	-	225,306
General and administrative expenses	111,340	(103,286)	311,477	(396,171)	1,256,370

	(254,276)	(103,286)	(558,144)	(396,171)	(1,636,836)
Other income (expenses)
Gain on settlement of indebtedness	-	-	4,794	-	21,794
Interest income	-	-	-	-	2,387
Interest expense	(1,386)	-	(1,386)	-	(1,386)

Loss from continuing operations	(225,662)	(103,286)	(554,736)	(396,171)	(1,614,041)
Discontinued operations	-	-	-	-	(137,690)

Net loss	$ (255,662)	$(103,286)	$ (554,736)	$(397,171)	$(1,751,731)

Basic and diluted loss per share	$ (0.01)	$(0.00)	$ (0.01)	$(0.01)

Weighted average number of shares outstanding	43,644,960	37,359,245	43,549,376	36,772,034

The accompanying notes are an integral part of these financial statements.

4

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
			Cumulative amounts
			from date of
			Incorporation
			(May 1, 2002)
	Nine month period ended		through
	March 31,		March 31,
	2008	2007	2008

	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss for the period	$(554,736)	$(396,171)	$(1,751,731)
Shares issued for services	-	48,754	381,848
Shares issued for abandoned license	-	-	76,000
Shares issued for settlement of indebtedness	(17,143)	-	(17,143)
Recognition of valued of warrants in settlement of indebtedness	12,349	-	12,349
Contributed rent and services	-	-	13,600
Gain on settlement of indebtedness	-	-	(17,000)
Compensation recognized on option grants	151,251	51,505	252,016
Amortization expense	111,697	121,664	288,607
Accrued interest added to principal	1,008	-	1,008
Adjustments to reconcile net loss to net cash
used in operating activities
Decrease (increase) in receivables	(12,744)	(6,188)	(19,430)
Decrease (increase) in prepaid expenses and other assets	(3,394)	-	(11,799)
Increase (decrease) in accounts payable and accrued expenses	(1,210)	13,518	62,213

Net cash used in operating activities	(312,922)	(166,918)	(729,462)

Cash flows from investing activities
Web site development	(2,500)	(8,185)	(10,685)

Net cash used in investing activities	(2,500)	(8,185)	(10,685)

Cash flows from financing activities
Proceeds from issuance of common stock	-	40,000	699,682
Payments in connection with private offering	-	-	(35,985)
Proceeds from issuance of debt	100,000	-	100,000
Payments on indebtedness	-	(5,000)	-
Advances received from third party (paid)	(550)	(4,320)	-

Net cash provided by financing activities	99,450	30,680	763,697

Effect of exchange rates on cash	(3,716)	(3,135)	(2,286)

Net change in cash	(219,688)	(147,558)	21,264

Cash, beginning of period	240,952	148,355	-

Cash, end of period	$21,264	$777	$21,264

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for services		48,754
Shares issued for intangible assets		270,000
Shares issued in cancellation of $40,000 of indebtedness	571,429

The accompanying notes are an integral part of these financial statements.

5

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS M ARCH 31, 2008
STATED IN U.S. DOLLARS

1. Basis of presentation

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the period of inception through March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,751,731 for the period from inception, May 1, 2002 to March 31, 2008, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional financing through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS M ARCH 31, 2008 STATED IN U.S. DOLLARS
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

Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, any anti-dilutive effects on net earnings (loss) per share are excluded. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 53,019,686 shares and 37,856,467 shares for the three months ended March 31, 2008 and 2007, respectively and 51,084,116 shares and 37,160,356 shares for the nine months ended March 31, 2008 and 2007, respectively. Such amounts include shares potentially issuable under outstanding options and warrants.

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

SFAS No. 141(R) - In December 2007, the FASB issued Statement No. 141(R), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting - the acquisition method - to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating SFAS 141(R), and has not yet determined its potential impact on its future results of operations or financial position.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS M ARCH 31, 2008 STATED IN U.S. DOLLARS

SFAS No. 160 - In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently evaluating SFAS 160 and has not yet determined its potential impact on its future results of operations or financial position.

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS M ARCH 31, 2008 STATED IN U.S. DOLLARS

4. Intangible assets

In December 2005, the Company signed a Letter of Intent with MD Technologies Inc., Costal Inc., and Redal Inc. to acquire the worldwide exclusive license to the microbiological process known as “Prolactis”. The process provides for the bioconversion of lactose and other sugar into high proteins biomass, literally transforming waste and by-products into water and yeast to be used in animal feed. The license was issued to the Company effective April 20, 2006. As compensation for the license, the Company issued two million one hundred thousand (2,100,000) shares at $0.20 per share, that were issued as an exempted transaction under Section 4(2) of the Securities Act of 1933. In and subject to Rule 144 of the Securities Act of 1933 and in conjunction with the acquisition of the license, the Company paid a finder’s fee of two hundred and ten thousand (210,000) shares also valued at $0.20 per share. On October 3, 2006, the Company issued 1.5 million (1,500,000) shares at $0.18 per share to the licensor to waive any and all conditions contained in the license agreement and obtain a clear title to Prolactis. The cost of the license of $732,000 is being amortized over five years. Amortization expense for the three months ended March 31, 2008 and 2007 was $36,600 and $36,600 respectively. Amortization expense for the nine months ended March 31, 2008 and 2007 was $109,800 and $120,300 respectively. The balance of the intangible asset as of March 31, 2008 was $447,336. MD Technologies Inc., Costal Inc., and Redal Inc. are related parties.

Amortization expense for each of the next four years is as follows:
March 31,
2008	$146,400
2009	$146,400
2010	$146,400
2011	$6,136

5. Website development

The cost of the website amounted to $10,685 and is being amortized over three years. Amortization expense for the three months ended March 31, 2008 and 2007 were respectively $682 and $682. Amortization expense for the six months ended March 31, 2008 and 2007 were respectively $1,897 and $1,364. The balance of website development as of March 31, 2008 was $6,592.

Amortization expense for each of the next two years is as follows:
March 31,
2008	$3,978
2009	$2,614

6. Research and development

In April 2007, the Company entered into an agreement with MD Consultants (a related party) to provide services in connection with the development of a demonstration unit used in the production of yeast using the Company’s licensed Prolactis process and related services. Under the terms of the agreement, the costs for the services valued at approximately $155,000, all of which was paid as of March 31, 2008. The Company is accounting for these services as research and development and is expensing the amounts due on the contract as the obligation is accrued. During the three months ended March 31, 2008, the Company has incurred $18,398 in research and development expenses. For the nine-months ended March 31,2008, the Company incurred $95,416 in research and development.

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS M ARCH 31, 2008 STATED IN U.S. DOLLARS
c)	Stock options

The Company adopted its 2005 Employee/Consultants Stock Option Plan on June 14, 2005. Under the plan, a committee of the Company’s board of directors is authorized to issue shares and grant incentive stock options, to a maximum of 3,000,000 shares of the issued and outstanding shares, to directors, employees and consultants of the Company entitling them to purchase common share at a price per share determined by the committee. The plan expires on June 14, 2015. As of March 31, 2008, all of the 3,000,000 shares under the plan have been either issued or committed for issuance through the granting of stock options.

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

125,000 November 24, 2007 125,000 February 24, 2008 125,000 May 24, 2008 125,000 August 24, 2008

On January 17, 2008, the Company adopted its Stock Option Plan 2008, Under the plan, the Board of Directors or a committee appointed by the Board is authorized to issue shares and grant incentive stock options, to a maximum of 4,364,496 shares of the issued and outstanding shares, to directors, employees and consultants of the Company entitling them to purchase common share at a price per share determined by the committee. Options issued under the plan expire five years from date of grant.

On January 17, 2008, the Company granted options to its directors and key personnel to purchase 2,900,000 shares of its common stock at price of $.07 per share. The options expire on January 17, 2013.

On February 14, 2008, the Company granted options to two consultants to purchase 400,000 shares of its common stock at a price $.12 per share. The options expire on February 28, 2011.

During the three months and nine months ended March 31, 2008, the Company recognized compensation expense associated with the issuance of the options and warrants of $124,538 and $151,251, respectively.

The following is a summary of the outstanding options:
	Number of	Weighted average
	Shares	Exercise price

Outstanding – June 30, 2006	300,000	$0.12
Granted	425,000	0.24
Exercised	-	-
Cancelled	-	-
Outstanding – June 30, 2007	725,000	0.19
Granted	3,800,000	0.24
Exercised	-	-
Cancelled	-	-
Outstanding – March 31, 2008	4,175,000	0.10

The options granted expire on various dates through January 17, 2013 and can be exercised at a price per share ranging from $0.07 to $0.24. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module based upon the following assumptions.

Dividend yield	0%
Expected life	1.5 yrs to 5 yrs
Risk free interest rate	2.13% to 4.88%
Expected volatility	151% to 181%

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE FINANCIAL STATEMENTS M ARCH 31, 2008 STATED IN U.S. DOLLARS
d)	Warrants

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

Financial Summary

Results of Operations for the three month period ended March 31, 2008

The Company reports a net loss of $255,662 for the three-months ended March 31, 2008 versus a net loss of $103,286 for the three-months ended March 31, 2007. The net loss for the three-months ending March 31, 2008 is comprised of general and administrative expenses of $111,340; compensation on option grants expense of $124,538; and, research and development costs of $18,398. The net loss for the three-months ended March 31, 2007 is entirely comprised of loss from general and administrative expenses.

Results of Operations for the nine month period ended March 31, 2008

The Company reports a net loss of $554,736 for the nine-months ended March 31, 2008 versus a net loss of $396,171 for the nine-months ended March 31, 2007. The net loss for the nine-months ending March 31, 2008 is comprised of general and administrative expenses of $311,477; compensation on option grants of $151,251; and, research and development expense of $95,416. The net loss for the nine-months ended March 31, 2007 is entirely comprised of loss from general and administrative expenses.

Liquidity and Capital Resources

During the nine-month period ended March 31, 2008 the Company's cash position decreased $219,688. Net cash used in operating activities totaled $312,922; $2,500 was used by investing activities; and, $99,450 was provided by financing activities, $100,000 from proceeds from the issuance of debt. The effect of exchange rates on cash for the period was a loss of $3,716.

Critical Accounting Policies

1. Issuances involving non-cash consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertain to services rendered by consultants and others.

2. Research and development

The Company expenses its research and development costs to operations as incurred.

Going Concern

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,751,731 for the period from inception, May 1, 2002 to March 31, 2008, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional financing through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

Management Plan of Operations

The Company continues to pursue its goals of commercializing the Prolactisê microbiological process.

In April 2007, the Company entered into an agreement with MD Consultants (a related party) to provide services in connection with the development of a demonstration unit used in the production of yeast using the Company’s licensed Prolactis process and related services. Under the terms of the agreement, the costs for the services valued at approximately $155,000, all of which was paid as of March 31, 2008. The Company is accounting for these services as research and development and is expensing the amounts due on the contract as the obligation is accrued. During the three months ended March 31, 2008, the Company has incurred $18,398 in research and development expenses. For the nine-months ended March 31, 2008, the Company incurred $95,416 in research and development.

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

Contingent upon our financing requirements, we look forward to starting the construction of our pilot plant in 2008. On May 9, 2008 the company announced that its common shares are again trading on the Bulletin Board under the symbol ATCI.OB.

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

Part II. OTHER INFORMATION

Item 1. Legal Proceedings None, for the three-month period ended March 31, 2006
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds During the three-month period ended March 31, 2008

Convertible debentures

On January 17, 2008 the Company authorized a private placement to raise Six Hundred Thousand Dollars ($600 000 USD) through the issuance of non guaranteed convertible debentures (the “Debentures”) in tranches of $1,000 each, bearing interest at the rate of 8% per year and maturing on the second anniversary of their issuance date, such Debentures to be convertible at the option of the holder into common shares of the Corporation at a price of $0,08 per common share, subject to the right of the Corporation to force conversion if the common shares trade at a minimum price of $0,16 per common share for fifteen consecutive trading days. The company may pay a 6 percent commission

On February 14, 2008 the company sold $100,000 of the debentures to a single entity. On April 29, 2008 the company sold $80,000 of the debentures to a different single entity.

As of March 31, 2008, none of the amounts owed by the debentures have been converted to equity.

All sales were issued as exempted transactions under Section 4(2) of the Securities Act of 1933, Regulation S and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our securities took them for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our securities; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

Common stock options

The Company adopted its Stock Compensation Plan 2008 effective January 17, 2008. The Board of Directors has reserved for the purpose of the plan a total of four million three hundred and sixty four thousand four hundred and ninety six (4,364,496) of the authorized but unissued common shares of the Company.

On January 17, 2008, the Company granted options to its directors and key personnel to purchase 2,900,000 shares of its common stock at price of $.07 per share. The options expire on January 17, 2013.

On February 14, 2008, the Company granted options to two consultants to purchase 400,000 shares of its common stock at a price $.12 per share. The options expire on February 28, 2011.

During the three months ended March 31, 2008, the Company recognized compensation expense associated with the issuance of the options and warrants of $124,538.

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

Item 3. Defaults Upon Senior Securities None
Item 4. Submission of Matters to a Vote of Security Holders None, for the three-month period ended March 31, 2008
Item 5. Other Information None

Item 6. Exhibits and Reports on Form 8-K

Exhibits
Anticus International Corporation includes herewith the following exhibits:
31.1 Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1 Certification of Principal Executive Officer (18 U.S.C. 1350)
Reports on Form 8-K
April 3, 2008
Report on Form 8-K;
Section 5.02 Departure of Directors or Principal Officers
Section 8.01 Other Events – Stock Compensation Plan 2008

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anticus International Corporation

Date: May 13, 2008	By: /s/ Daniel Trudeau, President

Daniel Trudeau, President
Principal Executive Officer
Principal Accounting Officer