Form 10-K
period 2008-06-30
ANTICUS INTERNATIONAL CORP
filed 2008-10-14
CIK 1192494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2008
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-101420
ANTICUS INTERNATIONAL CORPORATION
(Exact name of small business issuer as specified in its charter)
1155 Rene-Levesque Quest, Suite 2500
Montreal, Quebec, Canada H3B 2K4
(514) 992-1391
Address of Principal Executive Offices

Nevada (State of incorporation)
98-0375504 (IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
[ ] YES [X] NO
Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act.
[ ] YES [X] NO

[X] Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and
(2) has been subject to such filing requirements for the past 90 days.
[ X ] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the Definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO

Issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008, computed by reference to the bid/ask price of $.01 at September 29, 2008 is $414,627.

The number of shares outstanding of the Registrant's common stock as of June 30, 2008 was 43,644,960

I

Anticus International Corporation

Table of Contents
Business	3
Properties	10
Legal Proceedings	10
Submission of Matters to a Vote of Security Holders	10
Market for Registrants Common Equity, Related Stockholder Matters and Issuers
Purchases of Equity Securities	11
Management's Discussion and Analysis of Financial Condition and Results of
Operations	13
Financial Statements	15
Changes In and Disagreements with Accountants on Accounting and Financial
Disclosure	34
Controls and Procedures	34
Other Information	34
Directors, Executive Officers and Corporate Governance	35
Executive Compensation	38
Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters	38
Principal Accounting Fees and Services	39
Exhibits, Financial Statement Schedules	43
Signatures	44

II

Anticus International Corporation

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

Properties

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

No legal proceedings were initiated or served upon the Company in the fiscal year ending June 30, 2008.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

Anticus International Corporation

Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Anticus International Corporation common stock is listed on the NASDAQ Bulletin Board (OTC/BB) under the symbol “ATCI.OB”. The first trade in the stock of Anticus International Corporation was effected on the OTC/BB on August 12, 2004. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices below have been obtained from sources believed to be reliable (YAHOO finance as of September 29, 2008):

				Adjusted
Period Ending	High	Low	Close	Close*

September 2008	$ 0.02	0.01	0.01	0.01
June 2008	$ 0.06	0.02	0.03	0.03
March 2008	0.04	0.02	0.03	0.03
January 2008	0.08	0.04	0.04	0.04

December 2007	$ 0.08	0.06	0.07	0.07
September 2007	0.07	0.05	0.07	0.07
June 2007	0.05	0.05	0.05	0.05
March 2007	0.10	0.05	0.05	0.05
January 2007	0.12	0.09	0.09	0.09

December 2006	$ 0.12	$ 0.06	$ 0.11	$ 0.11
September 2006	0.23	0.12	0.17	0.17
June 2006	0.25	0.18	0.20	0.20
March 2006	0.25	0.19	0.22	0.22
January 2006	0.14	0.09	0.13	0.13
	* Close price adjusted for dividends and splits

Common stock

Anticus International Corporation had 43,664,960 common stock shares issued and outstanding as of October 1, 2008. The issued and outstanding consist of 10,790,715 restricted common shares and 32,854,245 free trading common shares.

Holders

Anticus International Corporation’s shares of outstanding common stock are held by approximately 72 shareholders of record. Our outstanding common stock is held by an undetermined number of holders in street name which account for 25,264,850 of the outstanding shares.

Dividend Policy

Anticus International Corporation has not paid a cash dividend on its common stock in the past 12 months. The Company does not anticipate paying any cash dividends on its common stock in the next 12 month period. The payment of any dividends is at the discretion of the Board of Directors.

Anticus International Corporation

Recent Sales of Unregistered Securities

During the three month period ending June 30, 2008.

Convertible debentures

On January 17, 2008 the Company authorized a private placement to raise Six Hundred Thousand Dollars ($600 000 USD) through the issuance of non guaranteed convertible debentures (the “Debentures”) in tranches of $1,000 each, bearing interest at the rate of 8% per year and maturing on the second anniversary of their issuance date, such Debentures to be convertible at the option of the holder into common shares of the Corporation at a price of $0.08 per common share, subject to the right of the Corporation to force conversion if the common shares trade at a minimum price of $0.16 per common share for fifteen consecutive trading days. The company will pay a 6 percent commission.

On February 14, 2008 the company sold $100,000 of the debentures to a single entity. The Company was late in paying the accrued interest that was due on June 30, 2008 On April 29, 2008 the company sold $100,000 of the debentures to a different single entity. The Company was late in paying the accrued interest that was due on June 30, 2008 As of June 30, 2008, none of the amounts owed by the debentures have been converted to equity and no additional placements are being accepted on this offering.

On June 18, 2008 the Company authorized a private placement to raise Eight Hundred Thousand Dollars ($800 000 USD) through the issuance of a maximum of Thirteen Million Three Hundred Thirty-three Thousand and Three Hundred Thirty-four common shares (13,333,334) at $0.06 USD each. Each unit consists of one share of common stock at $0.06 USD per share, as well as one warrant exercisable at $0.12 USD per share no later than July 01, 2009; In July 2008, the company sold 1,666,667 units of this offering for $100,000 USD to a single investor.

All sales were issued as exempted transactions under Section 4(2) of the Securities Act of 1933, Regulation S and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our securities took them for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

Anticus International Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

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

The demonstration stage has indicated that potential customers being satisfied with the analysis of the small samples provided; require larger samples of up to 500 kilograms to further evaluate the product. The demonstration unit lacked this production capacity.

Anticus is expanding this production capacity by building an expandable production line which will have a bioreactor capable of producing the small 500 kilogram evaluation orders. This line will have all the supporting separators and drying systems and can be expanded by adding additional bioreactors as order levels increase.

The company has recently reevaluated the capital required to bring a suitable facility into operation and is estimating an additional $1,400,000 may be required. We are looking into ways to reduce this cost by trying to acquire used equipment suitable for our needs and potentially leasing new or used equipment if available.

On January 17, 2008 the Company authorized a private placement to raise Six Hundred Thousand Dollars ($600 000 USD) through the issuance of non guaranteed convertible debentures (the “Debentures”) in tranches of $1,000 each, bearing interest at the rate of 8% per year and maturing on the second anniversary of their issuance date, such Debentures to be convertible at the option of the holder into common shares of the Corporation at a price of $0.08 per common share, subject to the right of the Corporation to force conversion if the common shares trade at a minimum price of $0.16 per common share for fifteen consecutive trading days. The company may pay a 6 percent commission.

The company, as of the date of this report, has sold $200,000 through this convertible debt financing. The Company was late in paying the accrued interest that was due on June 30, 2008. As of June 30, 2008, none of the amounts owed by the debentures have been converted to equity and no additional placements are being accepted on this offering.

On May 9, 2008 the company announced that its common shares are again trading on the Over the Counter Bulletin Board under the symbol ATCI.OB.

On June 25, 2008, the Company entered into an agreement with Redal, Inc, to construct a bioreactor capable of the larger sample quantities required. The cost is approximately, $30,000.

On June 18, 2008 the Company authorized a private placement to raise Eight Hundred Thousand Dollars ($800 000 USD)

Anticus International Corporation

through the issuance of a maximum of Thirteen Million Three Hundred Thirty-three Thousand and Three Hundred Thirty-four common shares (13,333,334) at $0.06 USD each. Each unit consists of one share of common stock at $0.06 USD per share, as well as one warrant exercisable at $0.12 USD per share no later than July 01, 2009; In July 2008, the company sold 1,666,667 units of this offering for $100,000 USD to a single investor.

Contingent upon our financing requirements, we look forward to bringing our pilot plant into operation as soon as we are possible.

Financial Condition and Results of Operations

During the fiscal year ending June 30, 2008 the Company had no revenues and experienced a net loss for the period of $704,501; comprised of general and administrative expenses totaling $416,333. Research and development expense was 116,653; compensation for option grants totaled $170,313.

During the fiscal year ending June 30, 2007 the Company had no revenues and experienced a net loss for the period of $529,227. General and administrative expenses totaled $414,815.

Liquidity and Capital Resources

During the fiscal year ending June 30, 2008 net cash used in operating activities totaled $404,378; cash flows from financing activities provided $199,450. The resulting change in cash for the period ending June 30, 2008 was a decrease of $221,714; which includes $3,190 from the effect of exchange rates. Cash at the beginning of the period totaled $240,952 resulting in $19,238 cash at the end of the period ending June 30, 2008.

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

Going Concern

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. As shown in the accompanying financial statements, the Company has incurred a net loss of $1,901,496 for the period from inception, May 1, 2002 to June 30, 2008, and has not generated any revenue since its inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management plans to seek additional financing through the sale of its common stock through private placements. There is no assurance that the Company’s current operations will be profitable or the Company will raise sufficient funds to continue operating. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Anticus International Corporation

Anticus International Corporation Financial Statements

Contents
Page
Report of Independent Registered Public Accounting Firm	16
Financial Statements
Balance Sheets as of June 30, 2008 and June 30, 2007	17
Statements of Operations for the years ended June 30, 2008 and 2007
and for the period from inception (May 1, 2002) through June 30, 2008	18
Statement of Comprehensive Loss for the years ended June 30, 2008 and 2007
and for the period from inception (May 1, 2002) through June 30, 2008	19
Statement of Cash Flows for the years ended June 30, 2008 and 2007
and for the period from inception (May 1, 2002) through June 30, 2008	20
Statement of Stockholders’ Equity from inception (May 1, 2002 through June 30, 2008	21 - 23
Notes to Financial Statements	24 - 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Anticus International Corporation Montreal, Quebec, Canada

We have audited the accompanying balance sheets of Anticus International Corporation (A Development Stage Company) as of June 30, 2008 and 2007 and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for the two years then ended, and for the period from the Company’s inception (May 1, 2002) through June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anticus International Corporation as of June 30, 2008 and 2007 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and has yet to be successful in establishing profitable operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Jonathon Reuben CPA Jonathon P. Reuben CPA An Accountancy Corporation Torrance, California September 26, 2008

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) BALANCE SHEETS

	June 30,	June 30,
	2008	2007

ASSETS

Current Assets:
Cash	$19,238	$240,952
Prepaid expenses	27,909	27,605
Receivable from taxing authorities	23,867	5,077

	71,014	273,634

Property and equipment – net	3,125	-

Deferred loan fees, net	10,366	-
Intangible assets	410,736	557,136
Website development	13,010	6,139

	434,112	563,275

Total Assets	$508,251	$836,909

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$34,010	$63,926
Advances payable	-	550

	34,010	64,476

Long term liabilities:
Convertible debenture including accrued interest	204,362	-

Total liabilities	$238,372	64,476

Stockholder’s Equity
Authorized common stock:
75,000,000 shares, par value $0.001 per share
Issued and outstanding:
43,644,960 common shares at June 30, 2008
and 43,073,531 at June 30, 2007	43,645	43,074
Additional paid-in capital	2,128,615	1,923,667
Deficit accumulated during development stage	(1,901,496)	(1,196,995)
Other comprehensive income	(885)	2,687

Total stockholders’ equity	269,879	772,433

Total Liabilities and stockholders’ equity	$508,251	$836,909

The accompanying notes are an integral part of these financial statements. 17

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) STATEMENTS OF OPERATIONS

			Cumulative amounts
			From date of
			Incorporation
			(May 1, 2002)
			Through
	Years Ended June 30,		June 30,
	2008	2007	2008

Revenue:	$-	$-	$-

Operating expenses:
Research and development	116,653	$59,744	$176,397
Compensation on option grants	170,313	74,055	244,368
General and administrative expenses	416,333	414,815	1,361,226
(Gain) on settlement of indebtedness	(4,794)	(17,000)	(21,794)

	(698,505)	(531,614)	(1,760,197)

Other income (expenses)
Interest income	-	2,387	2,387
Interest expense	(5,996)	-	(5,996)

Loss from continuing operations	(704,501)	(529.227)	(1,763,806)

Discontinued operations	-	-	(137,690)

Net loss for the period	$(704,501)	$(529,227)	$(1,901,496)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average number of shares outstanding	43,573,141	37,435,069

The accompanying notes are an integral part of these financial statements. 18

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) STATEMENTS OF COMPREHENSIVE LOSS

			Cumulative amounts
			From date of
			Incorporation
			(May 1, 2002)
			Through
	Years Ended June 30,		June 30,
	2008	2007	2008

Net loss	$ (704,501)	$(529.227)	$(1,901,496)

Other comprehensive income (loss):
Foreign currency translation adjustment	(3,572)	2,658	(885)

Net comprehensive loss	$ (708,073)	$(526,569)	$(1,902,381)

The accompanying notes are an integral part of these financial statements. 19

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) STATEMENTS OF CASH FLOWS

			Cumulative amounts
			From date of
			Incorporation
			(May 1, 2002)
			Through
	Years Ended June 30,		June 30,
	2008	2007	2008

Cash flows from operating activities
Net loss for the period	$(704,501)	$(529,227)	$ (1,901,496)
Shares issued for services	-	48,754	381,848
Shares issued for abandoned license	-	-	76,000
Contributed rent and services	-	-	13,600
Gain on settlement of indebtedness	(4,794)	(17,000)	(21,794)
Compensation recognized on option grants	170,313	74,055	271,078
Amortization expense	149,498	158,946	326,408
Depreciation expense	288	-	288
Adjustments to reconcile net loss to net cash
used in operating activities
Decrease (increase) in receivables	(18,970)	(5,077)	(25,476)
Decrease (increase) in prepaid expenses and other assets	1,048	(8,405)	(7,357)
Increase (decrease) in accounts payable and accrued expenses	(1,802)	(22,892)	61,621
Increase (decrease) in convertible debentures	4,362	-	4,362

Net cash used in operating activities	(404,378)	(300,846)	(820,918)

Cash flows from investing activities
Website development	(10,152)	(8,185)	(18,337)
Laboratory equipment	(3,444)	-	(3,444)

Net cash used in investing activities	(8,185)	-	(8,185)

Cash flows from financing activities
Proceeds from issuance of common stock	-	445,551	699,682
Payments in connection with private offering	-	(35,984)	(35,984)
Proceeds on issuance of convertible debt	200,000	-	200,000
Payments on indebtedness	-	(5,000)	-
Advances received from third party (paid)	(550)	(4,320)	-

Net cash provided by financing activities	199,450	400,247	863,698

Effect of exchange rates on cash	(3,190)	1,401	(1,761)

Net change in cash	(221,714)	92,617	19,238

Cash, beginning of period	240,952	148,335	-

Cash, end of period	$19,238	$240,952	$19,238

Supplemental disclosure with respect to cash flows:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
During the year ended June 30, 2008, the Company issued 571,429 shares of its common stock as part consideration for the cancellation of
$40,000 of indebtedness.
During the year ended June 30, 2007, the Company issued 200,016 shares of its common stock for consulting services valued at $48,754
During the year ended June 30, 207, the Company issued 1,500,000 shares of its common stock in consideration for modifying terms of its licensing agreement (See Note 3). The shares were valued at $270,000, which was added to the cost of the license.

The accompanying notes are an integral part of these financial statements. 20

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY FROM MAY 1, 2002 (INCEPTION), TO JUNE 30, 2008

					Deficit
					Accumulated		Total
	Price			Additional	During		Stockholders’
	Per	Common Stock		Paid-In	Development	Comprehensive	Equity
	Share	Shares	Amount	Capital	Stage	Gain (Loss)	(Deficit)

Inception, May 1, 2002	-	- $	-	$-	$-	$-	$-
Shares issued for cash at $0.001	$ 0.0001	9,000,000	9,000	(8,000)	-	-	1,000
Net loss for the period		-	-	-	(1,013)	-	(1,013)

Balance June 30, 2002		9,000,000	9,000	(8,000)	(1,013)	-	(13)
July 15, 2002
Shares issued for cash at $0.01	0.0011	14,400,000	14,400	1,600	-	-	16,000
Net loss for the year		-	-	-	(17,250)	-	(17,250)

Balance June 30, 2003		23,400,000	23,400	(6,400)	(18,263)	-	(1,263)
March 31, 2004
Shares issued for cash at $0.01	0.0111	450,000	450	4,550	-	-	5,000
May 31, 2004
Shares issued for cash at $0.01	0.0111	6,300,000	6,300	63,700	-	-	70,000
Net loss for the year		-	-	-	(38,587)	-	(38,587)

Balance June 30, 2004		30,150,000	30,150	61,850	(56,850)	-	35,150
Cancellation of debt		-	-	115,000	-	-	115,000
Net loss for the year		-	-	-	(198,374)	-	(198,374)

Balance June 30, 2005		30,150,000	30,150	176,850	(255,224)	-	(48,224)
July 1, 2005
Shares issued for services	0.0252	924,265	924	22,385	-	-	23,309
July 12, 2005
Shares issued for services	0.1200	50,000	50	5,950	-	-	6,000
July 19, 2005
Shares issued for services	0.2000	66,286	66	13,191	-	-	13,257
July 27, 2005
Shares issued for services	0.2500	52,669	53	13,115	-	-	13,168
July 28, 2005
Shares issued for license agreement	0.2400	100,000	100	23,900	-	-	24,000
September 2, 2005
Shares issued for license agreement	0.2600	200,000	200	51,800	-	-	52,000
September 7, 2005
Shares issued for services	0.2600	228,872	229	59,278	-	-	59,507
October 18, 2005
Shares issued for services	0.1700	171,872	172	29,046	-	-	29,218
October 25, 2005
Recognition of compensation
on option grants		-	-	4,850	-	-	4,850
January 23, 2006
Recognition of compensation
on option grants		-	-	7,830	-	-	7,830
January 27, 2006
Shares issued for services	0.0850	172,765	173	14,512	-	-	14,685
January 30, 2006
Shares issued for services	0.0900	200,000	200	17,800	-	-	18,000

The accompanying notes are an integral part of these financial statements. 21

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY FROM MAY 1, 2002 (INCEPTION), TO JUNE 30, 2008

					Deficit
					Accumulated		Total
	Price			Additional	During		Stockholders’
	Per	Common Stock		Paid-In	Development	Comprehensive	Equity
	Share	Shares	Amount	Capital	Stage	Gain (Loss)	(Deficit)

April 18, 2006
Shares issued for services	0.18	227,500	228	40,722	-	-	40,950
April 19, 2006
Recognition of compensation
on option grants		-	-	14,030	-	-	14,030
April 20, 2006
Shares issued for license agreement	0.20	2,310,000	2,310	459,690	-	-	462,000
May 31, 2006
Shares issued for cash	0.25	500,000	500	124,500	-	-	125,000
June 12, 2006
Shares issued for cash	0.25	100,000	100	25,900	-	-	25,000
June 15, 2006
Shares issued for cash	0.25	45,000	45	11,586	-	-	11,631
Estimated value of rent
charged to operations		-	-	3,600	-	-	3,600
Estimated value of services
charged to operations		-	-	10,000	-	-	10,000
Comprehensive gain		-	-	-	-	29	29
Net loss for the year		-	-	-	(412,544)	-	(412,544)

Balance, June 30, 2006		35,499,229	$35,499	$1,129,535	$(667,768)	$29	$497,295
August 14, 2006
Shares issued for services	0.23	75,016	75	18,679	-	-	18,754
August 17, 2006
Shares issued for cash	0.25	100,000	100	24,900	-	-	25,000
August 21, 2006
Shares issued for services	0.24	125,000	125	29,875	-	-	30,000
August 31, 2006
Shares issued for cash	0.25	60,000	60	14,940	-	-	55,000
October 3, 2006
Shares issued for license agreement	0.18	1,500,000	1,500	268,500	-	-	270,000
May 28, 2007
Shares issued for cash	0.07	5,714,286	5,715	399,336	-	-	405,051
Offering costs			-	(36,153)			(36,153)
Recognition of compensation on
option grants
October 3, 2006		-	-	6,405	-	-	6,405
December 15, 2006		-	-	22,550	-	-	22,550
March 15, 2007		-	-	22,550	-	-	22,550
June 15, 2007		-	-	22,550	-	-	22,550
Comprehensive gain		-	-	-	-	2,658	2,658
Net loss for the period		-	-	-	(529,227)	-	(529.227)

Balance, June 30, 2007		43,073,531	$43,074	$1,923,667	$(1,196,995)	$2,687	$772,433

The accompanying notes are an integral part of these financial statements. 22

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY FROM MAY 1, 2002 (INCEPTION), TO JUNE 30, 2008

					Deficit
					Accumulated		Total
	Price			Additional	During		Stockholders’
	Per	Common Stock		Paid-In	Development	Comprehensive	Equity
	Share	Shares	Amount	Capital	Stage	Gain (Loss)	(Deficit)

August 15, 2007
Shares issued for
settlement of indebtedness	0.04	571,429	571	22,286	-	-	22,857
Recognition of value of warrants
in settlement of indebtedness				12,349			12,349
Recognition of compensation on
option grants
July 1, 2007		-	-	22,549	-	-	22,549
August 24, 2007		-	-	1,041	-	-	1,041
September 15, 2007		-	-	22,550	-	-	22,550
November 24, 2007		-	-	1,041	-	-	1,041
January 17, 2008		-	-	105,850	-	-	105,850
February 14, 2008		-	-	15,200	-	-	15,200
February 24, 2008		-	-	1,041	-	-	1,041
May 24, 2008		-	-	1,041	-	-	1,041
Comprehensive gain (loss)		-	-	-	-	(3,572)	(3,572)
Net loss for the period		-	-	-	(704,501)	-	(704,501)

Balance, June 30, 2008		43,644,960	$ 43,645	$2,128,615	$ (1,901,496)	$ (885)	$269,879

The accompanying notes are an integral part of these financial statements. 23

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS June 30, 2007 and 2008

Note 1 - Nature of Operations

(a)	Organization

The Company was incorporated in the State of Nevada, on May 1, 2002.

On August 19, 2004, the Company effected a 3:1 forward stock split. On November 18, 2004, the Company effected a 3:1 forward stock split. . All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the forward stock split.

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

The Company continues to develop its business pursuant to its exclusive world-wide license to convert waste materials from beer, soft drinks and cheese manufacturers into yeast.

(c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,901,496 for the period from inception, May 1, 2002 to June 30, 2008, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional financing through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 2 – Summary of Significant Accounting Policies

Stock based compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share- based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS No’s. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the years ended June 30, 2008 and 2007, the Company recognized $170,313 and $74,055, respectively, through the granting of stock options to its management (See Note 7).

Issuance of stock for non cash consideration

All issuances of the Company's stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS June 30, 2007 and 2008

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested non-forfeitable common stock issued for future consulting services as prepaid services in its consolidated balance sheet.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses and notes payable, Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

Long- lived assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2008, the Company did not deem any of its long-term assets to be impaired.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS June 30, 2007 and 2008

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. Currently, the Company maintains its cash in bank accounts which are not insured.

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts. For the year ended June 30, 2007, the Company did not generate any revenue. For the year ended June 30, 2008, the Company generated $139,441 from its ownership of overriding royalties which it owns in the Centurion and Hobart Properties as discussed in Note 3.

Website development costs

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit.

Research and development

The Company expenses research and development costs as incurred.

Income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that the asset will not be realized through future operations. The Company has total net operating tax loss carry forwards at June 30, 2008 of approximately $1,900,000 for federal income tax purposes. These net operating losses have generated a deferred tax asset of approximately $646,000 on which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carryforwards expire in various years through June 30, 2028 for federal tax purposes.

Loss per share

In accordance with Statement of Financial Accounting Standards No. 128 – “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2007, the Company had 725,000 stock options and 5,714,286 stock warrants outstanding that would be included in the computation of diluted loss per share. The weighted average shares outstanding for the diluted loss per share computation is 38,397,936 for the year ended June 30, 2007. At June 30, 2008, the Company had 571,429 stock warrants and 4,300,000 stock options outstanding that would be included in the computation of diluted loss per share. The weighted average shares outstanding for the diluted loss per share computation is 46,240,579 for the year ended June 30, 2008.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS June 30, 2007 and 2008

Recent accounting pronouncements

FAS 157, Fair Value Measurements. In September, 2007, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position. SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." In November 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We do not believe that the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

SFAS 141, "Business Combinations." In November 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination (FAS 141(R)) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). FAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (fiscal 2010 for the Company). FAS 141(R) will be applied prospectively. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 will be applied prospectively. Early adoption is prohibited for both standards. We do not believe that the adoption of SFAS 141 (R) or FAS 160 will have a material impact on our consolidated financial statements.

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

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

The Company is currently evaluating SFAS 161 and has not yet determined its potential impact on its future results of operations or financial position.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS June 30, 2007 and 2008

Note 3 - Intangible Assets

In December 2005, the Company signed a Letter of Intent with MD Technologies Inc., Costal Inc., and Redal Inc. to acquire the worldwide exclusive license to the microbiological process known as “Prolactis”. The process provides for the bioconversion of lactose and other sugar into high proteins biomass, literally transforming waste and by-products into water and yeast to be used in animal feed.

The license was issued to the Company effective April 20, 2006. As compensation for the license, the Company issued two million one hundred thousand (2,100,000) shares at $0.20 per share, that were issued as an exempted transaction under Section 4(2) of the Securities Act of 1933. In and subject to Rule 144 of the Securities Act of 1933 and in conjunction with the acquisition of the license, the Company paid a finder’s fee of two hundred and ten thousand (210,000) shares also valued at $0.20 per share. On October 3, 2006, the Company issued 1.5 million (1,500,000) shares at $0.18 per share to the licensor to waive any and all conditions contained in the license agreement and obtain a clear title to Prolactis. The cost of the license of $732,000 is being amortized over five years. Amortization expense for the years ended June 30, 2008 and 2007 were $146,400 and $156,900, respectively. The balance of the intangible asset as of June 30, 2008 was $410,736.

Amortization expense for each of the next three years is as follows:

June 30,
2009	$146,400
2010	$146,400
2011	$117,936

Note 4 - Website Development

Website cost and accumulated depreciation as of June 30, 2007 and 2008 are as follows:

	June 30,
	2007	2008

Website development	$8,185	$18,102
Accumulated amortization	(2,046)	(5,092)

	$6,139	$13,011

Amortization expense for each of the next three years is as follows:

June 30,
2009	$6,034
2010	6,034
2011	943

Note 5 - Property and Equipment

During the year ended June 30, 2008, the Company acquired laboratory equipment which is being depreciated over three years. Depreciation expense for the year ended June 30, 2008 was $258. The balance of equipment at June 30, 2008 is as follows:

Laboratory equipment	$3,410
Accumulated depreciation	(285)

$3,125

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS June 30, 2007 and 2008

Note 6 - Convertible Debt Payable

On February 14, 2008, the Company borrowed $100,000 an unrelated third party. The loan is evidenced by a convertible debenture. The debenture accrues interest at a rate of 8% per annum. Accrued interest is due payable on June 30, and December 31, with the first payment due on June 30, 2008. The debenture matures on February 14, 2010, when principal and any accrued and unpaid interest becomes fully due and payable. Until maturity, the debenture holder has the right to convert all or a portion of the principal balance in shares of the Company stock at a conversion price of $.08 per share. In the event that the closing price of the Company’s common stock has been a minimum of $0.16 per share for a any period of 15 consecutive days, the Company has the right to force conversion of any or all of the principal outstanding balance. The Company was late in paying the accrued interest that was due on June 30, 2008 On April 29, 2008, the Company borrowed $100,000 from an unrelated third party. The loan is evidenced by a convertible debenture. The debenture accrues interest at a rate of 8% per annum. Accrued interest is due payable on June 30, and December 31, with the first payment due on June 30, 2008. The debenture matures on April 29, 2010, when principal and any accrued and unpaid interest becomes fully due and payable. Until maturity, the debenture holder has the right to convert all or a portion of the principal balance in shares of the Company stock at a conversion price of $.08 per share. In the event that the closing price of the Company’s common stock has been a minimum of $0.16 per share for a any period of 15 consecutive days, the Company has the right to force conversion of any or all of the principal outstanding balance. The Company was late in paying the accrued interest that was due on June 30, 2008 A summary of the amounts due under these debentures as of June 30, 2008 is as follows:

Principal	$200,000
Accrued interest	4,362

$204,362

Interest expense on these debentures charged to operations during the year ended June 30, 2008 totaled $4,362.

In connection with the above financing, the Company accrued at June 30, 2008, $12,000 in loan fees that it plans to pay during the subsequent year. The loan fees are being amortized over the term of the respective debt. For the year ended June 30, 2008, loan fees amortized and charged to operations totaled $1,634.

Maturities of long-term debt over the term of the debt is as follows:

June 30,
2009	$-
2010	$200,000

Note 7 – Capital Stock

(a)	Stock Split

On August 19, 2004, the Company affected a 3:1 forward stock split. The issued and outstanding common stock after split became 10,050,000. On November 18, 2004, the Company affected a 3:1 forward stock split; the issued and outstanding common stock after the split became 30,150,000. The authorized capital stock remained at 75,000,000 shares.

All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the forward stock split.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS June 30, 2007 and 2008
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

On October 18, 2005, the Company issued 171,872 shares of its common stock for legal services valued at $29,218. On January 27, 2006, the Company issued 172,765 shares of its common stock for legal services valued at $14,685. On January 30, 2006, the Company issued 200,000 shares of its common stock for legal services valued at $18,000. On April 18, 2006, the Company issued 227,500 shares of its common stock for legal services valued at $40,950.

On April 20, 2006, the Company issued a total of 2,310,000 shares of its common stock for the worldwide exclusive license to the microbiological process known as Prolactis. The license was valued at $462,000 (see Note 3).

On May 31, June 12, and June 15, 2006, the Company issued 645,000 shares of its common stock in private offering for $161,631 On August 14, 2006; the Company issued 75,016 shares of its common stock for legal services valued at $18,754.

On August 17, 2006, the Company issued 100,000 shares of its common stock in a private offering for $25,000. On August 21, 2006, the Company issued 125,000 shares of its common stock for legal services valued at $30,000. On August 31, 2006, the Company issued 60,000 shares of its common stock in a private offering for $15,000.

On October 3, 2006, the Company issued a total of 1,500,000 shares of its common stock for the waiving of all conditions in the license agreement, giving a clear title to Prolactis, valued at $270,000. On May 28, 2007, the Company issued a total of 5,714,286 shares of its common stock in a private offering for $400,000 less issue cost of $12,105.

On August 3, 2007, the Company agreed to issue a total of 571,429 shares of its common stock in settlement of debt totaling $40,000. The issuance was made on August 15, 2007. The shares were valued at $22,857. In addition to the issuance of the shares, the Company also granted to the creditor Class A Warrants to purchase 571,429 shares of common stock at a purchase price of $.12 per share. The warrants expire one year from date of grant. For every warrant exercised, the Company will grant the creditor a Class B Warrant to purchase one share of the Company’s common stock at an exercise price of $.20 per share. The Class B Warrants expire one year from date of grant. The warrants were valued at $12,349. The Company realized a net gain on the settlement of the debt in the amount of $4,794.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS June 30, 2007 and 2008
(c)	Stock Options

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

During the years ended June 30, 2008 and 2007, the Company recognized $170,313 and $74,055, respectively, through the granting of stock options to its management.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS June 30, 2007 and 2008

The following is a summary of the outstanding options:

		Weighted
	Number	average
	of	exercise
	shares	price

Outstanding – June 30, 2006	300,000	$0.12
Granted	425,000	0.24
Exercised	-	-
Cancelled	-	-

Outstanding – June 30, 2007	725,000	$0.19
Granted	3,800,000	0.08
Exercised	-	-
Cancelled	(725,000)	(0.19)

Outstanding – June 30, 2008	3,800,000	$0.09

The options granted expire on various dates through June 30, 2009 and can be exercised at a price per share ranging from $0.07 to $0.24. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module based upon the following assumptions.

Dividend yield	0%
Expected life	1.5 yrs to 5 yrs
Risk free interest rate	2.13% to 4.88%
Expected volatility	151% to 181%

(d) Warrants

In connection with our private placement of common stock, on May 28, 2007, the Company has issued 5,714,286 Class A common share purchase warrants. The warrants expired on May 1, 2008.

As discussed above, the Company granted a creditor pursuant to a settlement agreement Class A common share purchase warrants to purchase 571,429 shares of common stock at an exercise price of $.12 per share. These warrants expired on August 15, 2008.

Note 8 – Related Party Transactions

On June 25, 2008, the Company entered into an agreement with Redal, Inc, to construct a bioreactor for the Company at a price of approximately, $30,000.

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS June 30, 2007 and 2008

Note 9 - Contingencies

The Company acquired the rights to enter into a merger agreement with Deltacrypt Technologies Inc. (“Delta”), a Canadian-based technology developer and provider of versatile encryption technology. The Company acquired the rights to merge with Delta from 610051 N.B. Inc. (a private Canadian Corporation) which entered into an agreement with Delta regarding the merger of Delta into a public company (the “Agreement”). The rights were acquired through the issuance of 300,000 shares of the Company’s common stock valued at $76,000.

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

Anticus International Corporation

Changes In and Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Daniel Trudeau and with the assistance of our outside accountant. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures have been identified utilizing the guidance provided by the PCAOB preliminary staff views published October 17, 2007 and the COSO publication “internal control over financial reporting – guidance for smaller public companies” published in June of 2006.

We have indentified and tested the internal control procedures based on the referenced guidance. We have indentified weaknesses regarding the fact that the company has only one employee, which performs all accounting and bookkeeping for the company through our outside accounting firm. To mitigate this weakness all transactions are approved by the Chief Financial Officer and the outside accountant as to how they are to be reported in the books and records to assure proper reporting in the financial statements. There have been no significant changes in our internal controls over financial reporting during the period ended June 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company has established disclosure controls and procedures to ensure that information disclosed in this MD&A and the related financial statements was properly recorded, processed, summarized and reported to the Company‘s Board of Directors. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

There has been no change in the Company’s disclosure controls during 2008 that has materially affected or is likely to materially affect its control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The CEO and CFO of the Company acknowledge that they are responsible for designing internal controls over financial reporting or causing them to be designed under their supervision in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Rule 240.13a-15(f) or Rule 240.15d-15(f) . This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Management and the Board of Directors work to mitigate the risk of a material misstatement in financial reporting, however, there can be no assurance that this risk can be reduced to less than a remote likelihood of a material misstatement.

Management has identified the critical disclosure controls and procedures associated with the Company’s internal control over financial reporting using the above guidance for the period ended June 30, 2008 and we have tested the effectiveness of these disclosure controls and procedures. The Company has indentified weaknesses regarding the fact that the company has only one employee, which performs all accounting and bookkeeping for the company through our outside accounting firm. This material weakness could materially affect the Company’s control over financial reporting. To mitigate this weakness all

Anticus International Corporation

transactions are approved by the Chief Financial Officer and outside accountant as to how they are to be reported in the books and records to assure proper reporting in the financial statements. We will not be able to eliminate this weakness until such time as we expand our staff to enable additional controls to be implemented.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.

Jonathan Reuben CPA, the Company’s independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.

Other Information

None.

Directors, Executive Officers and Corporate Governance

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended June 30, 2008 were filed.

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

Board of Director Meetings and Committees

The Board of Directors held 4 meetings during the year ended June 30, 2008.

Anticus does not have a designated Audit, Nominating or Compensation Committee and relies on the board of directors to perform those functions.

The board of directors of Anticus International Corporation has determined that for the purpose of and pursuant to the instructions of item 407(d) of regulation S-K titled Audit Committee Financial Expert, Mr. Pierre H. Vincent possesses the attributes of an Audit committee financial expert. Mr. Pierre H. Vincent is a Director of Anticus. Anticus does not have a designated Audit Committee and relies on the board of directors to perform those functions. Mr. Pierre H. Vincent is believed to be independent as defined by item 407(a) of regulation S-K. He receives compensation only through his service as a director and is a stockholder with less than a 5% holding position.

Anticus International Corporation

Executive Compensation

			SUMMARY COMPENSATION TABLE

						Non-Equity
						Incentive Plan	All Other
		Salary	Bonus	Stock Awards Option Awards Compensation Compensation				Total
Position	Year	($)	($)	($)	($)	($)	($)	($)

Current Officers/Directors

Daniel Trudeau	2008	$70,000	0	0	18,250	0	0	88,250
President and CEO	2007	$40,000	0	0	22,550	0	0	62,550
(September 19, 2006)	2006	0	0	0	0	0	0	0

Henri Baudet	2008	0	0	0	18,250	0	0	18,250
Director	2007	0	0	0	0	0	0	0
(April 21, 2006)	2006	0	0	0	0	0	0	0

Gerrit Bres	2008	0	0	0	10,950	0	0	10,950
Director	2007	0	0	0	0	0	0	0
(April 21, 2006)	2006	0	0	0	0	0	0	0

Michel Plante	2008	0	0	0	10,950	0	0	10,950
Director	2007	0	0	0	0	0	0	0
(July 3, 2006)

Lucien Pomerleau	2008	0	0	0	10,950	0	0	10,950
Former Director	2007	0	0	0	0	0	0	0
(April 21, 2006 –	2006	0	0	0	0	0	0	0
February 29, 2008)

Pierre H. Vincent	2008	0	0	0	10,950	0	0	10,950
Director	2007	0	0	0	6,405	0	0	6,405
(November 28, 2005)	2006	0	0	0	7,012	0	0	7,012

Xin Zhao	2008	0	0	0	10,950	0	0	10,950
Director	2007	0	0	0	0	0	0	0
(April 21, 2006)	2006	0	0	0	0	0	0	0

Notes:

As of June 30, 2007, Anticus International Corporation had no group life, health, hospitalization, medical reimbursement or relocation plans in effect.

We had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us and have therefore eliminated a column specified by Item 402 (c)(2) titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)” in the above Summary Compensation Table No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to additional paid-in capital.

Employment Agreements

The Company has signed a renewable twelve (12) month agreement with Mr. Daniel Trudeau, President and CEO, whereby the Company agrees to pay Mr. Trudeau compensation of $70,000 CDN per year, as well as five hundred thousand (500,000) options, exercisable at 0.08 USD The agreement expires August 31, 2008. As of the date of this report the Board has not formally renewed this agreement.

Anticus International Corporation

Compensation of Directors

On January 17, 2008, the Company granted options to its directors and key personnel to purchase 2,900,000 shares of its common stock at price of $.07 per share. The options expire on January 17, 2013. The value of the option awards is indicated in the above Summary Compensation Table. The Number of options awarded is as follows:

Henri Baudet, Director received 500,000 options.
Gerrit Bres, Director received 300,000 options.
Michel Plante, Director received 300,000 options.
Lucien Pomerleau, Director received 300,000 options.
Pierre H. Vincent, Director received 300,000 options.
Xin Zhao, Director received 300,000 options.

Anticus does not have a designated Audit, Nominating or Compensation Committee and relies on the board of directors to perform those functions. The entire board participates in the deliberations concerning executive officer compensation.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Table

The following table sets forth, as of June 30, 2008; the beneficial ownership of Anticus International Corporation common stock by each person known to the company to beneficially own more than five percent (5%) of the company’s common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly:

Common Stock
	Amount and Nature		Percentage (3)
Name and Address of Beneficial Owner	of Beneficial Ownership	Acquirable	of Class

Daniel Trudeau	0	500,000	1.1
President and CEO
Pierre H. Vincent	0	300,000.7
Director
Henri Baudet	0	500,000	1.1
Director
Gerrit Bres	0	300,000.7
Director
Michel Plante	0	300,000.7
Director
Xin Zhao	0	300,000.7
Director

Officers and Directors as a Group	0	2,200,000	5.0

Total	0	2,200,000	5.0

Notes:

1. Each beneficial owner’s percentage ownership assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after June 30, 2008.

Total shares outstanding as of June 30, 2008 were 43,664,960 held by approximately 72 shareholders of record and an

Anticus International Corporation

undetermined number of holders in street name.

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Equity Compensation Plan Information

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

The following table provides information as of September 29, 2008 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders(1)(2)	0	$ 0.00	0
Equity compensation plans	3,800,000	$ 0.08	564,496
not approved by shareholders(1)(3)

Total	3,800,000	$ 0.08	564,496

(1) Consists of shares of our common stock issued or remaining available for issuance under our stock compensation plan.
(2) Approved by shareholders of Anticus International Corporation.
(3) The total common stock issued from the maximum 4,364,496 shares authorized under the stock compensation plan as of January 17, 2008 was
564,496 shares.

The following is a summary of the outstanding options:

		Weighted
	Number	average
	of	exercise
	shares	price

Outstanding – June 30, 2006	300,000	$0.12
Granted	425,000	0.24
Exercised	-	-
Cancelled	-	-

Outstanding – June 30, 2007	725,000	$0.19
Granted	3,800,000	0.08
Exercised	-	-
Cancelled	(725,000)	(0.19)

Outstanding – June 30, 2008	3,800,000	$0.09

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

Anticus is now obligated to pay Redal, Inc. a royalty of four percent (4%) of all gross sales. Redal, Inc. holds the exclusive right to supply the proprietary components of the systems, at fair values to be agreed between the parties. On June 25, 2008, the Company entered into an agreement with Redal, Inc, to construct a bioreactor for the Company at a price of approximately, $30,000.

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending June 30, 2008 and 2007 were: $18,619 and $24,269, respectively.

(2) Audit-Related Fees

No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending June 30, 2008 and 2007.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending June 30, 2008 and 2007.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending June 30, 2008 and 2007.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with

Anticus International Corporation

statutory and regulatory filings or engagements for the fiscal year ending June 30, 2008. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6) Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

Exhibits, Financial Statement Schedules

Anticus International Corporation includes by reference the following exhibits:
3.1.1	Articles of Incorporation, exhibit 3.1.1 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 18, 2003.
3.1.2	Amendment to Articles of Incorporation, exhibit 3.1.2 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 18, 2003.
3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2,	as
amended;
filed with the Securities and Exchange Commission on December 18, 2003.

Anticus International Corporation includes herewith the following exhibits:
31.1	Certification of Principal Executive Officer and Principal Accounting Officer
(Rule 13a-14(a)/15d-14(a))
32.1	Certification of Principal Executive Officer and Principal Accounting Officer
(18 U.S.C. 1350)

Anticus International Corporation includes herein the following financial statements:

Page
Report of Independent Registered Public Accounting Firm	16
Financial Statements
Balance Sheet as of June 30, 2008 and June 30, 2007	17
Statements of Operations for the years ended June 30, 2008 and 2007
and for the period from inception (May 1, 2002) through June 30, 2008	18
Statement of Comprehensive Loss for the years ended June 30, 2008 and 2007
and for the period from inception (May 1, 2002) through June 30, 2008	19
Statement of Cash Flows for the years ended June 30, 2008 and 2007
and for the period from inception (May 1, 2002) through June 30, 2008	20
Statement of Stockholders’ Equity from inception (May 1, 2002 through June 30, 2008	21 - 23
Notes to Financial Statements	24 - 32

Anticus International Corporation

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anticus International Corporation
Registrant

Date: October 10, 2008	By:	\s\ Daniel Trudeau, President

Daniel Trudeau, President
Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 10, 2008	By:	\s\ Daniel Trudeau, President

Daniel Trudeau, President
Principal Executive Officer and Principal Accounting Officer

Date: October 10, 2008	By:	\s\ Pierre H. Vincent, Director

Pierre H. Vincent, Director

Date: October 10, 2008	By:	\s\ Henri Baudet, Director

Henri Baudet, Director

Date: October 10, 2008	By:	\s\ Gerrit Bres, Director

Gerrit Bres, Director

Date: October 10, 2008	By:	\s\ Michel Plante, Director

Michel Plante, Director

Date: October 10, 2008	By:	\s\ Xin Zhao, Director

Xin Zhao, Director