Form 10-Q
period 2008-09-30
ANTICUS INTERNATIONAL CORP
filed 2008-11-13
CIK 1192494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

COMMISSION FILE NUMBER:	333-101420

ANTICUS INTERNATIONAL CORPORATION (Exact name of small business issuer as specified in its charter)

Nevada 98-0375504
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)
1155 Rene-Levesque Quest, Suite 2500
Montreal, Quebec, Canada H3B 2K4
(514) 992-1391
(Address of principal executive offices)
(Former name, former address and former fiscal year, if changed since last report)

[X]	Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company; as defined within Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company

[ ]	Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2008: 45,311,627 shares of common stock

ANTICUS INTERNATIONAL CORPORATION (A COMPANY IN THE DEVELOPMENT STAGE)

		Contents
			Page
			Number
PART I		FINANCIAL INFORMATION
Item	1	Interim Financial Statements
		September 30, 2008
		Interim Balance Sheet	3
		Interim Statement of Stockholder’s Equity	4
		Interim Statement of Operations	7
		Interim Statement of Cash Flows	8
		Notes to the Interim Financial Statements	9
Item	2	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	13
Item	3	Quantitative and Qualitative Disclosures About Market Risk	14
Item	4T	Controls and Procedures	14
Part II		OTHER INFORMATION
Item	1	Legal Proceedings	16
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item	3	Defaults Upon Senior Securities	16
Item	4	Submission of Matters to a Vote of Security Holders	16
Item	5	Other Information	16
Item	6	Exhibits	16
SIGNATURES			17

ANTICUS INTERNATIONAL CORPORATION (A COMPANY IN THE DEVELOPMENT STAGE) Interim Balance Sheet September 30, 2008 (Expressed in U.S. Funds) (Unaudited)
	September 30,	June 30,
	2008	2008

	(Unaudited)
Assets
Current assets:
Cash	$33,788	$19,238
Prepaid expenses	41,364	27,909
Receivable from taxing authorities	28,407	23,867

Total current assets	103,559	71,014

Deferred loan fees, net	8,855	10,366
Intangible asset	374,136	410,736
Laboratory equipment	2,840	3,125
Web site development	11,502	13,010

	397,333	437,237

Total assets	$500,893	$508,251

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$45,562	$34,010

Total current liabilities	45,562	34,010
Convertible debenture including accrued interest	208,416	204,362

Total liabilities	253,979	238,372

Stockholders' equity:
Authorized common stock, 75,000,000 shares, $.001 par value;
Issued and outstanding:
45,311,627 shares at September 30, 2008, and	143,645
43,644,960 shares at June 30, 2008		43,645
Additional paid-in capital	2,128,615	2,128,615
Deficit accumulated during development stage	(2,023,974)	(1,901,496)
Other comprehensive income	(1,372)	(885)

Total stockholders' equity	246,914	269,879

Total liabilities and shareholders’ equity	$500,893	$508,251

See notes to financial statements. 3

ANTICUS INTERNATIONAL CORPORATION
(A COMPANY IN THE DEVELOPMENT STAGE)
Interim Statement of Stockholder’s Equity
From May 1, 2002 (inception) to September 30, 2008
(Expressed in U.S. Funds)
(Unaudited)

					Deficit
					Accumulated			Total
	Price			Additional	During			Stockholders’
	Per	Common Stock		Paid-In	Development	Comprehensive		Equity
	Share	Shares	Amount	Capital	Stage	Gain (Loss)		(Deficit)

Inception, May 1, 2002	-	- $	-	$-	$-		$-	$-
Shares issued for cash at $0.001	$0.0001	9,000,000	9,000	(8,000)	-		-	1,000
Net loss for the period		-	-	-	(1,013)		-	(1,013)

Balance June 30, 2002		9,000,000	9,000	(8,000)	(1,013)		-	(13)
July 15, 2002
Shares issued for cash at $0.01	0.0011	14,400,000	14,400	1,600	-		-	16,000
Net loss for the year		-	-	-	(17,250)		-	(17,250)

Balance June 30, 2003		23,400,000	23,400	(6,400)	(18,263)		-	(1,263)
March 31, 2004
Shares issued for cash at $0.01	0.0111	450,000	450	4,550	-		-	5,000
May 31, 2004
Shares issued for cash at $0.01	0.0111	6,300,000	6,300	63,700	-		-	70,000
Net loss for the year		-	-	-	(38,587)		-	(38,587)

Balance June 30, 2004		30,150,000	30,150	61,850	(56,850)		-	35,150
Cancellation of debt		-	-	115,000	-		-	115,000
Net loss for the year		-	-	-	(198,374)		-	(198,374)

Balance June 30, 2005		30,150,000	30,150	176,850	(255,224)		-	(48,224)
July 1, 2005
Shares issued for services*	0.0252	924,265	924	22,385	-		-	23,309
July 12, 2005
Shares issued for services*	0.1200	50,000	50	5,950	-		-	6,000
July 19, 2005
Shares issued for services*	0.2000	66,286	66	13,191	-		-	13,257
July 27, 2005
Shares issued for services*	0.2500	52,669	53	13,115	-		-	13,168
July 28, 2005
Shares issued for license agreement*	0.2400	100,000	100	23,900	-		-	24,000
September 2, 2005
Shares issued for license agreement*	0.2600	200,000	200	51,800	-		-	52,000
September 7, 2005
Shares issued for services*	0.2600	228,872	229	59,278	-		-	59,507
October 18, 2005
Shares issued for services*	0.1700	171,872	172	29,046	-		-	29,218
October 25, 2005
Recognition of compensation
on option grants		-	-	4,850	-		-	4,850
January 23, 2006
Recognition of compensation
on option grants		-	-	7,830	-		-	7,830
January 27, 2006
Shares issued for services*	0.0850	172,765	173	14,512	-		-	14,685
January 30, 2006
Shares issued for services*	0.0900	200,000	200	17,800	-		-	18,000

*See Note 4(b)

See notes to financial statements. 4

ANTICUS INTERNATIONAL CORPORATION
(A COMPANY IN THE DEVELOPMENT STAGE)
Interim Statement of Stockholder’s Equity
From May 1, 2002 (inception) to September 30, 2008
(Expressed in U.S. Funds)
(Unaudited)

					Deficit
					Accumulated		Total
	Price			Additional	During		Stockholders’
	Per	Common Stock		Paid-In	Development	Comprehensive	Equity
	Share	Shares	Amount	Capital	Stage	Gain (Loss)	(Deficit)

April 18, 2006
Shares issued for services*	0.18	227,500	228	40,722	-	-	40,950
April 19, 2006
Recognition of compensation
on option grants		-	-	14,030	-	-	14,030
April 20, 2006
Shares issued for license agreement*	0.20	2,310,000	2,310	459,690	-	-	462,000
May 31, 2006
Shares issued for cash*	0.25	500,000	500	124,500	-	-	125,000
June 12, 2006
Shares issued for cash*	0.25	100,000	100	25,900	-	-	25,000
June 15, 2006
Shares issued for cash*	0.25	45,000	45	11,586	-	-	11,631
Estimated value of rent
charged to operations		-	-	3,600	-	-	3,600
Estimated value of services
charged to operations		-	-	10,000	-	-	10,000
Comprehensive gain		-	-	-	-	29	29
Net loss for the year		-	-	-	(412,544)	-	(412,544)

Balance, June 30, 2006		35,499,229	$35,499	$1,129,535	$(667,768)	$29	$497,295
August 14, 2006
Shares issued for services	0.23	75,016	75	18,679	-	-	18,754
August 17, 2006
Shares issued for cash	0.25	100,000	100	24,900	-	-	25,000
August 21, 2006
Shares issued for services*	0.24	125,000	125	29,875	-	-	30,000
August 31, 2006
Shares issued for cash*	0.25	60,000	60	14,940	-	-	55,000
October 3, 2006
Shares issued for license agreement*	0.18	1,500,000	1,500	268,500	-	-	270,000
May 28, 2007
Shares issued for cash*	0.07	5,714,286	5,715	399,336	-	-	405,051
Offering costs			-	(36,153)			(36,153)
Recognition of compensation on
option grants
October 3, 2006		-	-	6,405	-	-	6,405
December 15, 2006		-	-	22,550	-	-	22,550
March 15, 2007		-	-	22,550	-	-	22,550
June 15, 2007		-	-	22,550	-	-	22,550
Comprehensive gain		-	-	-	-	2,658	2,658
Net loss for the period		-	-	-	(529,227)	-	(529,227)

Balance, June 30, 2007		43,073,531	$43,074	$1,923,667	$(1,196,995)	$2,687	$772,433

*See Note 4(b)

See notes to financial statements. 5

ANTICUS INTERNATIONAL CORPORATION
(A COMPANY IN THE DEVELOPMENT STAGE)
Interim Statement of Stockholder’s Equity
From May 1, 2002 (inception) to September 30, 2008
(Expressed in U.S. Funds)
(Unaudited)

					Deficit
					Accumulated		Total
	Price			Additional	During		Stockholders’
	Per	Common Stock		Paid-In	Development	Comprehensive	Equity
	Share	Shares	Amount	Capital	Stage	Gain (Loss)	(Deficit)

August 15, 2007
Shares issued for
settlement of indebtedness*	0.04	571,429	571	22,286	-	-	22,857
Recognition of value of warrants
in settlement of indebtedness				12,349			12,349
Recognition of compensation on
option grants
July 1, 2007		-	-	22,549	-	-	22,549
August 24, 2007		-	-	1,041	-	-	1,041
September 15, 2007		-	-	22,550	-	-	22,550
November 24, 2007		-	-	1,041	-	-	1,041
January 17, 2008		-	-	105,850	-	-	105,850
February 14, 2008		-	-	15,200	-	-	15,200
February 24, 2008		-	-	1,041	-	-	1,041
May 24, 2008		-	-	1,041	-	-	1,041
Comprehensive gain (loss)		-	-	-	-	(3,572)	(3,572)
Net loss for the period		-	-	-	(704,501)	-	(704,501)

Balance, June 30, 2008		43,644,960	$43,645	$2,128,615	$ (1,901,496)	$(885)	$269,880
July 9, 2008
Shares issued for cash*	0.06	1,666,667	100,000	-	-		100,000
Comprehensive gain (loss)		-	-	-	-	(487)	(487)
Net loss for the period		-	-	-	(122,478)	-	(122,478)

Balance, September 30, 2008		45,311,627	$143,645	$2,128,615	$ (2,023,974)	$(1,372)	$246,914

*See Note 4(b)

See notes to financial statements. 6

ANTICUS INTERNATIONAL CORPORATION (A COMPANY IN THE DEVELOPMENT STAGE) Interim Statement of Operations (Expressed in U.S. Funds)
			Cumulative
			amounts from
			date of incorporation
			(May 1, 2002)
	Three Month Period Ended		Through
	September 30,		September 30,
	2008	2007	2008

	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-

Operating expense:
Research and development	1,169	81,361	177,566
Compensation on option grants	-	22,550	244,368
General and administrative expenses	115,526	86,565	1,476,752
Gain on settlement of indebtedness	17	(4,794)	(21,777)

Total operating expenses	(116,712)	(185,682)	(1,876,909)

Other income (expenses):
Interest income	-	-	2,387
Interest expense	(5,767)	-	(11,763)

Loss from continuing operations	(122,478)	(185,682)	(1,886,284)

Discontinued operations	-	-	(137,690)

Net Loss	$(122,478)	$(185,682)	$(2,023,974)

Other comprehensive loss
Foreign currency translation adjustment	(487)	-	(1,372)

Net comprehensive loss	$(122,965)	$(185,682)	$(2,025,346)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	45,148,583	43,359,246

See notes to financial statements. 7

ANTICUS INTERNATIONAL CORPORATION (A COMPANY IN THE DEVELOPMENT STAGE) Interim Statements of Cash Flows (Expressed in U.S. Funds)
			Cumulative
			amounts from
			date of incorporation
			(May 1, 2002)
	Three Month Period Ended		Through
		September 30,	September 30,
	2008	2007	2008

	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net loss for the period	$ (122,478)	$(185,682)	$(2,023,974)
Shares issued for services	-	-	381,848
Shares issued for abandoned license	-	-	76,000
Contributed rent and services	-	-	13,600
Gain on settlement of indebtedness	(487)	(4,794)	(22,281)
Compensation recognized on option grants	-	22,550	271,078
Amortization expense	39,904	37,282	366,312
Depreciation expense	-	-	288
Adjustment to reconcile net loss to net cash used in operating activities
Decrease (increase) in receivables	(4,540)	(4,290)	(30,016)
Decrease (increase) in prepaid expenses and other assets	(13,455)	3,555	(20,812)
Increase (decrease) in accounts payable and accrued expenses	11,552	(687)	73,173
Increase (decrease) in convertible debentures	4,054	-	8,416

Net cash used in operating activities	(85,450)	(132,066)	(906,368)

Cash flows from investing activities:

Web site development	-	-	(18,337)
Laboratory equipment	-	-	(3,444)

Net cash used in investing activities	-	-	(21,781)

Cash flows from financing activities:
Proceeds from issuance of common stock	100,000	-	799,682
Payments in connection with private offering	-	-	(35,984)
Proceeds on issuance of debt	-	-	200,000
Advances received from third party (paid)	-	(550)	-

Net cash used in financing activities	100,000	(550)	963,698

Effect of exchange rates on cash	-	7,625	(1,761)

Net change in cash	14,550	(124,991)	33,788
Cash, beginning of period	19,238	240,952	-

Cash, end of period	$ 33,788	$115,961	$33,788

Supplemental disclosure with respect to cash flow:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

See notes to financial statements. 8

ANTICUS INTERNATIONAL CORPORATION (A COMPANY IN THE DEVELOPMENT STAGE) NOTES TO INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 208 (E XPRESSED IN U.S. FUNDS) (UNAUDITED)

1. Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended June 30, 2009. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Anticus International Corporation (A Company in the Development Stage) audited financial statements for the year ended June 30, 2008.

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

The Company continues to develop its business pursuant to its exclusive world-wide license to convert waste materials from beer, soft drink and cheese manufacturers into yeast.

c) Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $2,023,974 for the period from inception, May 1, 2002 to September 30, 2008, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional financing through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3. Recent accounting pronouncements

The FASB issued FSP 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161". This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of credit derivatives. In addition, it requires an additional disclosure about the current status of the payment/performance risk of a guarantee. It also clarifies the effective date in FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This FSP is effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of FSP 133-1 and FIN 45-4 did not have a material effect on the company's financial position or results of operations.

ANTICUS INTERNATIONAL CORPORATION (A COMPANY IN THE DEVELOPMENT STAGE) NOTES TO INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 208 (E XPRESSED IN U.S. FUNDS) (UNAUDITED)

4. Capital stock

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

On June 18, 2008 the Company authorized a private placement to raise $800 000 through the issuance of a maximum of 13,333,334 common shares at $0.06 each. Each unit consists of one share of common stock at $0.06 per share, as well as one warrant exercisable at $0.12 USD per share no later than July 01, 2009;

In July 2008, the company sold 1,666,667 units of this offering for cash consideration of $100,000.

ANTICUS INTERNATIONAL CORPORATION (A COMPANY IN THE DEVELOPMENT STAGE) NOTES TO INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 208 (E XPRESSED IN U.S. FUNDS) (UNAUDITED)

4. Capital stock (Cont’d)

c) Stock options

The Company has a stock option plan under which directors are authorized to grant incentive stock options, to a maximum of four million one hundred seventy-five thousand (4,175,000) of the issued and outstanding shares, to directors, employees and consultants of the Company entitling them to purchase common shares.

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

On January 17, 2008, the Company agreed to pay administrators and a special advisor compensation of two million nine hundred thousand (2,900,000) options expiring January 17, 2013, exercisable at US$0.07.

On February 14, 2008, the Company agreed to pay a supplier compensation of four hundred thousand (400,000) options expiring February 28, 2011, exercisable at US$0.12.

On October 16, 2007, the Company agrees to pay Mr. Trudeau compensation of five hundred thousand (500,000) options expiring June 30, 2009, exercisable at US$0.07, said options to be vested according to the following schedule:

125,000 November 24, 2007 125,000 February 24, 2008 125,000 May 24, 2008 125,000 August 24, 2008

ANTICUS INTERNATIONAL CORPORATION (A COMPANY IN THE DEVELOPMENT STAGE) NOTES TO INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 208 (E XPRESSED IN U.S. FUNDS) (UNAUDITED)

4. Capital stock (Cont’d)

During the year ended June 30, 2008, the recognized compensation expense associated with options granted were valued at $186,639, which was charged to operations.

The following is a summary of the outstanding options:
		Weighted
	Number of	average
	shares	exercise price

Outstanding June 30, 2006	300,000	0.12
Granted	425,000	0.24
Exercised	-	-
Cancelled	-	-

Outstanding June 30, 2007	725,000	0.19
Granted	3,800,000	0.08
Exercised	-	-
Cancelled	(350,000)	(0.15)

Outstanding June 30, 2008 and September 30, 2008	4,175,000	0.10

All of the outstanding options can be exercised through January 17, 2013 at a price per share ranging from $0.07 to $0.24. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module. Options granted during the year ended June 30, 2008 were valued at $186,639 which was charged to operations. The following assumptions were made in estimating fair value:

Dividend yield	0%
Expected life	365 to 1 662 days
Risk free interest rate	2.00% to 4.25%
Expected volatility	181% to 350%

5. Subsequent event

In November 2008, the company sold 1,666,667 units of the authorized private placement (note 4b)) for a cash consideration of $100,000.

ANTICUS INTERNATIONAL CORPORATION (A COMPANY IN THE DEVELOPMENT STAGE)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Summary of Operations

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

The Company has recently reevaluated the capital required to bring a suitable facility into operation and is estimating an additional $1,400,000 may be required. The Company is looking into ways to reduce this cost by trying to acquire used equipment suitable for our needs and potentially leasing new or used equipment if available.

On January 17, 2008 the Company authorized a private placement to raise Six Hundred Thousand Dollars ($600 000 USD) through the issuance of non guaranteed convertible debentures (the “Debentures”) in tranches of $1,000 each, bearing interest at the rate of 8% per year and maturing on the second anniversary of their issuance date, such Debentures to be convertible at the option of the holder into common shares of the Corporation at a price of $0.08 per common share, subject to the right of the Corporation to force conversion if the common shares trade at a minimum price of $0.16 per common share for fifteen consecutive trading days. The company may pay a 6 percent commission. The Company sold $200,000 through this convertible debt financing and no additional placements are being accepted on this offering. The Company was late in paying the accrued interest that was due on September 30, 2008. As of September 30, 2008, none of the amounts owed under the debentures have been converted to equity.

On May 9, 2008 the Company announced that its common shares are again listed on the Over the Counter Bulletin Board under the symbol ATCI.OB.

On June 25, 2008, the Company entered into an agreement with Redal, Inc, to construct a bioreactor capable of the larger sample quantities required. The cost is approximately $30,000.

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

In November 2008, the company sold 1,666,667 units of this offering for $100,000 USD to a single investor.

Contingent upon our financing requirements, we look forward to bringing our pilot plant into operation as soon as possible.

ANTICUS INTERNATIONAL CORPORATION (A COMPANY IN THE DEVELOPMENT STAGE)

Financial Summary

Results of Operations for the Three-Months Ended September 30, 2008

The Company reports a net loss of $122,478 for the three-months ended September 30, 2008 versus a net loss of $185,682 for the three-month period ending September 30, 2007. The net loss for the three-month period ended September 30, 2008 is primarily comprised of general and administrative expenses of $115,526. The net loss for the comparable period ending September 30, 2007 is primarily comprised of research and development costs of $81,361; compensation on option granting totaling $22,550; and general and administrative expenses of $86,565.

Liquidity and Capital Resources

During the three-month period ending September 30, 2008 the Company’s cash position increased by $14,550. Cash used in operating activities totaled $85,450; and, cash provided by financing activities through a private offering and sell of 1,666,667 shares of common stock was $100,000.

Going Concern

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. The Company has incurred a net loss of $2,023,974 for the period from inception, May 1, 2002 to September 30, 2008, and has not generated any revenue since its inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management plans to seek additional financing through the sale of its common stock through private placements. There is no assurance that the Company’s current operations will be profitable or the Company will raise sufficient funds to continue operating.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T - Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Daniel Trudeau and with the assistance of an outside accountant. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures have been identified utilizing the guidance provided by the PCAOB preliminary staff views published October 17, 2007 and the COSO publication “internal control over financial reporting – guidance for smaller public companies” published in June of 2006.

We have identified and tested the internal control procedures based on the referenced guidance. We have identified weaknesses regarding the fact that the Company has only one employee, which performs all accounting and bookkeeping for the Company through an outside accounting firm. To mitigate this weakness all transactions are approved by the Chief Financial Officer and the outside accountant as to how they are to be reported in the books and records to assure proper reporting in the financial statements. There have been no significant changes in our internal controls over financial reporting during the period ended September 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

Having identified weaknesses implicit to the scope of our operations and implementing procedures to mitigate those weaknesses our principal executive and principal financial officer, Mr. Daniel Trudeau, has determined that the effectiveness of our disclosure controls and procedures were effective as of the three month period ended September 30, 2008.

ANTICUS INTERNATIONAL CORPORATION (A COMPANY IN THE DEVELOPMENT STAGE)

There has been no change in the Company’s disclosure controls during the three month period ended September 30, 2008 that has materially affected or is likely to materially affect its control over financial reporting.

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

Management has identified the critical disclosure controls and procedures associated with the Company’s internal control over financial reporting using the above guidance for the period ended September 30, 2008 and we have tested the effectiveness of these disclosure controls and procedures. The Company has identified weaknesses regarding the fact that the company has only one employee, which performs all accounting and bookkeeping for the company through our outside accounting firm. This material weakness could materially affect the Company’s control over financial reporting. To mitigate this weakness all transactions are approved by the Chief Financial Officer and outside accountant as to how they are to be reported in the books and records to assure proper reporting in the financial statements. We will not be able to eliminate this weakness until such time as we expand our staff to enable additional controls to be implemented.

Having identified weaknesses implicit to the scope of our operations and implementing procedures to mitigate those weaknesses our principal executive and principal financial officer, Mr. Daniel Trudeau, has determined that the effectiveness of our internal controls over financial reporting are effective as of the period ended September 30, 2008.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.

The Company’s independent registered public accounting firm was not required to and has not issued a report concerning the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.

ANTICUS INTERNATIONAL CORPORATION (A COMPANY IN THE DEVELOPMENT STAGE)

Part II OTHER INFORMATION

Item 1 Legal Proceedings

None, for the period ending September 30, 2008

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ending September 30, 2008:

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

In November 2008, the company sold 1,666,667 units of this offering for $100,000 USD to a single investor.

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

The company is using these to continue the development of our process. Proceeds are also used to satisfy general operating expenses which include accounting fees and other professional services.

Item 3	Defaults Upon Senior Securities
None, for the period ending September 30, 2008
Item 4	Submission of Matters to a Vote of Security Holders
None, for the period ending September 30, 2008
Item 5	Other Information
None

Item 6 Exhibits and Reports

Exhibits
Anticus International Corporation includes herewith the following exhibits:
31.1 Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
32.1 Certification of Principal Executive Officer (18 U.S.C. 1350)

ANTICUS INTERNATIONAL CORPORATION (A COMPANY IN THE DEVELOPMENT STAGE)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anticus International Corporation

Date: November 13, 2008	By: /s/ Daniel Trudeau, President

Daniel Trudeau, President
Principal Executive Officer
Principal Accounting Officer