Form 10-Q
period 2008-12-31
ANTICUS INTERNATIONAL CORP
filed 2009-02-17
CIK 1192494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2008
COMMISSION FILE NUMBER:	333-101420

ANTICUS INTERNATIONAL CORPORATION (Exact name of small business issuer as specified in its charter)

Nevada	98-0375504

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1155 Rene-Levesque Quest, Suite 2500 Montreal, Quebec, Canada H3B 2K4 (Address of principal executive offices)

(514) 992-1391 (Registrants telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company; as defined within Rule 12b-2 of the Exchange Act.
[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [ X ] No
The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2008: 46,978,294 shares of common stock

ANTICUS INTERNATIONAL CORPORATION (A COMPANY IN THE DEVELOPMENT STAGE)

		Contents
			Page
			Number
PART I		FINANCIAL INFORMATION
Item	1	Interim Financial Statements
		December 31, 2008
		Balance Sheet	3
		Statement of Stockholder’s Equity	4
		Statement of Operations	7
		Statement of Cash Flows	8
		Notes to the Interim Financial Statements	9
Item	2	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	15
Item	3	Quantitative and Qualitative Disclosures About Market Risk	16
Item	4T	Controls and Procedures	17
Part II		OTHER INFORMATION
Item	1	Legal Proceedings	18
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item	3	Defaults Upon Senior Securities	18
Item	4	Submission of Matters to a Vote of Security Holders	18
Item	5	Other Information	18
Item	6	Exhibits	18
SIGNATURES			19

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Balance Sheets December 31, 2008 (Expressed in U.S. Funds) (Unaudited)
	December 31,	June 30,
	2008	2008

	(Unaudited)
Assets
Current assets:
Cash	$21,048	$19,238
Prepaid expenses	1,355	27,909
Receivable from taxing authorities	32,481	23,867

Total current assets	54,884	71,014

Deferred loan fees, net	7,343	10,366
Intangible asset	337,536	410,736
Laboratory equipment	2,556	3,125
Web site development	9,994	13,010
Industrial equipment, net (Note 6)	26,649	-

	384,078	437,237

Total assets	$438,962	$508,251

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	50,808	34,010
Accrued interest on convertible debentures	12,449	4,362

	63,257	38,372
Long term liabilities
Convertible debenture including accrued interest	200,000	200,000

Total liabilities	263,257	238,372

Stockholders' equity:
Authorized common stock, 75,000,000 shares, $.001 par value;
Issued and outstanding:
46,978,294 shares at December 31, 2008, and
43,644,960 shares at June 30, 2008	46,979	43,645
Additional paid-in capital	2,313,281	2,128,615
Deficit accumulated during development stage	(2,183,670)	(1,901,496)
Other comprehensive income	(885)	(885)

Total stockholders' equity	175,705	269,879

Total liabilities and shareholders’ equity	$438,962	$508,251

/s/Daniel Trudeau
Principal Financial Officer

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Interim Statement of Stockholder’s Equity From May 1, 2002 (inception) to December 31, 2008 (Expressed in U.S. Funds) (Unaudited)
					Deficit
					Accumulated			Total
	Price			Additional	During	Other		Stockholders’
	Per	Common Stock		Paid-In	Development	Comprehensive		Equity
	Share	Shares	Amount	Capital	Stage	Gain (Loss)		(Deficit)

Inception, May 1, 2002	-	- $	-	$-	$-		$-	$-
Shares issued for cash at $0.001	$ 0.0001	9,000,000	9,000	(8,000)	-		-	1,000
Net loss for the period		-	-	-	(1,013)		-	(1,013)

Balance June 30, 2002		9,000,000	9,000	(8,000)	(1,013)		-	(13)
July 15, 2002
Shares issued for cash at $0.01	0.0011	14,400,000	14,400	1,600	-		-	16,000
Net loss for the year		-	-	-	(17,250)		-	(17,250)

Balance June 30, 2003		23,400,000	23,400	(6,400)	(18,263)		-	(1,263)
March 31, 2004
Shares issued for cash at $0.01	0.0111	450,000	450	4,550	-		-	5,000
May 31, 2004
Shares issued for cash at $0.01	0.0111	6,300,000	6,300	63,700	-		-	70,000
Net loss for the year		-	-	-	(38,587)		-	(38,587)

Balance June 30, 2004		30,150,000	30,150	61,850	(56,850)		-	35,150
Shares to be issued for debt settled
(Note 6(b))		-	-	115,000	-		-	115,000
Net loss for the year		-	-	-	(198,374)		-	(198,374)

Balance June 30, 2005		30,150,000	30,150	176,850	(255,224)		-	(48,224)
July 1, 2005
Shares issued for services	0.0252	924,265	924	22,385	-		-	23,309
July 12, 2005
Shares issued for services	0.1200	50,000	50	5,950	-		-	6,000
July 19, 2005
Shares issued for services	0.2000	66,286	66	13,191	-		-	13,257
July 27, 2005
Shares issued for services	0.2500	52,669	53	13,115	-		-	13,168
July 28, 2005
Shares issued for license agreement	0.2400	100,000	100	23,900	-		-	24,000
September 2, 2005
Shares issued for license agreement	0.2600	200,000	200	51,800	-		-	52,000
September 7, 2005
Shares issued for services	0.2600	228,872	229	59,278	-		-	59,507
October 18, 2005
Shares issued for services	0.1700	171,872	172	29,046	-		-	29,218
October 25, 2005
Recognition of compensation
on option grants		-	-	4,850	-		-	4,850
January 23, 2006
Recognition of compensation
on option grants		-	-	7,830	-		-	7,830
January 27, 2006
Shares issued for services	0.0850	172,765	173	14,512	-		-	14,685
January 30, 2006
Shares issued for services	0.0900	200,000	200	17,800	-		-	18,000

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Interim Statement of Stockholder’s Equity From May 1, 2002 (inception) to December 31, 2008 (Expressed in U.S. Funds) (Unaudited)
					Deficit
					Accumulated		Total
	Price			Additional	During	Other	Stockholders’
	Per	Common Stock		Paid-In	Development	Comprehensive	Equity
	Share	Shares	Amount	Capital	Stage	Gain (Loss)	(Deficit)

April 18, 2006
Shares issued for services	0.18	227,500	228	40,722	-	-	40,950
April 19, 2006
Recognition of compensation
on option grants		-	-	14,030	-	-	14,030
April 20, 2006
Shares issued for license agreement	0.20	2,310,000	2,310	459,690	-	-	462,000
May 31, 2006
Shares issued for cash	0.25	500,000	500	124,500	-	-	125,000
June 12, 2006
Shares issued for cash	0.25	100,000	100	25,900	-	-	25,000
June 15, 2006
Shares issued for cash	0.25	45,000	45	11,586	-	-	11,631
Estimated value of rent
charged to operations		-	-	3,600	-	-	3,600
Estimated value of services
charged to operations		-	-	10,000	-	-	10,000
Other comprehensive gain		-	-	-	-	29	29
Net loss for the year		-	-	-	(412,544)	-	(412,544)

Balance, June 30, 2006		35,499,229	$35,499	$1,129,535	$(667,768)	$29	$497,295
August 14, 2006
Shares issued for services	0.23	75,016	75	18,679	-	-	18,754
August 17, 2006
Shares issued for cash	0.25	100,000	100	24,900	-	-	25,000
August 21, 2006
Shares issued for services	0.24	125,000	125	29,875	-	-	30,000
August 31, 2006
Shares issued for cash	0.25	60,000	60	14,940	-	-	55,000
October 3, 2006
Shares issued for license agreement	0.18	1,500,000	1,500	268,500	-	-	270,000
May 28, 2007
Shares issued for cash	0.07	5,714,286	5,715	399,336	-	-	405,051
Offering costs			-	(36,153)			(36,153)
Recognition of compensation on
option grants
October 3, 2006		-	-	6,405	-	-	6,405
December 15, 2006		-	-	22,550	-	-	22,550
March 15, 2007		-	-	22,550	-	-	22,550
June 15, 2007		-	-	22,550	-	-	22,550
Other comprehensive gain		-	-	-	-	2,658	2,658
Net loss for the period		-	-	-	(529,227)	-	(529,227)

Balance, June 30, 2007		43,073,531	$43,074	$1,923,667	$(1,196,995)	$2,687	$772,433

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Interim Statement of Stockholder’s Equity From May 1, 2002 (inception) to December 31, 2008 (Expressed in U.S. Funds) (Unaudited)
					Deficit
					Accumulated		Total
	Price			Additional	During	Other	Stockholders’
	Per	Common Stock		Paid-In	Development	Comprehensive	Equity
	Share	Shares	Amount	Capital	Stage	Gain (Loss)	(Deficit)

August 15, 2007
Shares issued for
settlement of indebtedness	0.04	571,429	571	22,286	-	-	22,857
Recognition of value of warrants
in settlement of indebtedness				12,349			12,349
Recognition of compensation on
option grants
July 1, 2007		-	-	22,549	-	-	22,549
August 24, 2007		-	-	1,041	-	-	1,041
September 15, 2007		-	-	22,550	-	-	22,550
November 24, 2007		-	-	1,041	-	-	1,041
January 17, 2008		-	-	105,850	-	-	105,850
February 14, 2008		-	-	15,200	-	-	15,200
February 24, 2008		-	-	1,041	-	-	1,041
May 24, 2008		-	-	1,041	-	-	1,041
Other comprehensive gain (loss)		-	-	-	-	(3,572)	(3,572)
Net loss for the period		-	-	-	(704,501)	-	(704,501)

Balance, June 30, 2008		43,644,960	$43,645	$2,128,615	$ (1,901,496)	$(885)	$269,880
July 9, 2008
Issue of common stock, net of
transaction costs of $3,529 (Note 7)	0.06	1,666,667	1,667	53,627	-		55,294
Warrants issued, net of
transaction costs of $2,471 (Note 7)				38,706			38,706
November 6, 2008
Issue of common stock, net of
transaction costs of $3,412 (Note 7)	0.06	1,666,667	1,667	56,658	-		58,325
Warrants issued, net of
transaction costs of $2,588 (Note 7)				35,675			35,675
Net loss for the period		-	-	-	(282,174)	-	(282,174)

Balance, December 31, 2008		46,978,294	$46,979	$2,313,281	$ (2,183,670)	$(885)	$175,705

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Interim Statement of Operations (Expressed in U.S. Funds) (Unaudited)
					Cumulative
					amounts from
					date of incorporation
					(May 1, 2002)
	Three month period ended		Six Month Period Ended		Through
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008

Revenue	$ -	$-	$-	$-	$-

Operating expense:
Research and development	62	-	1,231	81,361	177,628
Compensation on option grants	-	4,163	-	26,713	244,368
General and administrative expenses	151,095	109,230	266,621	195,795	1,627,847
Gain on settlement of indebtedness	-	-	-	(4,794)	(21,794)
Foreign exchange	2,299	-	2,786	-	2,786

	(153,456)	(113,393)	(270,638)	(299,075)	(2,030,835)

Other income (expense):
Interest income	-	-	-	-	2,387
Interest expense	(5,769)	-	(11,536)	-	(17,532)

Loss from continuing operations	(159,225)	(113,393)	(282,174)	(299,075)	(2,045,980)

Discontinued operations	-	-	-	-	(137,690)

Net loss	$ (159,225)	$(113,393)	$(282,174)	$(299,075)	$(2,180,884)

Other comprehensive loss:
Foreign currency translation adjustment	-	-	-		(885)

Net comprehensive loss	$ (159,225)	$(113,393)	$(282,174)	$(299,075)	$(2,184,555)

Basic and diluted net loss per share	$ (0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	45,737,352	43,502,103	45,728,294	43,502,103

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Interim Statements of Cash Flows (Expressed in U.S. Funds) (Unaudited)
			Cumulative
			amounts from
			date of incorporation
			(May 1, 2002)
	Six Month Period Ended		Through
	December 31,		December 31,
	2008	2007	2008

Cash flows from operating activities:

Net loss for the period	$ (282,174)	$(299,075)	$(2,183,670)
Shares issued for services	-	-	381,848
Shares issued for abandoned license	-	-	76,000
Shares issued for settlement of indebtedness	-	22,286	-
Recognition of value of warrants in settlement of indebtedness	-	12,349	-
Contributed rent and services	-	-	13,600
Gain on settlement of indebtedness	-	-	(21,794)
Compensation recognized on option grants	-	26,713	271,078
Accrued interest on convertible debentures	8,087	-	12,449
Depreciation	79,808	74,564	406,504
Adjustment to reconcile net loss to net cash used in operating activities
Decrease (increase) in receivables	(8,614)	(9,013)	(34,090)
Decrease (increase) in prepaid expenses and other assets	(26,554)	7,775	19,197
Increase (decrease) in accounts payable and accrued expenses	16,798	(27,449)	78,419

Net cash used in operating activities	(159,541)	(191,850)	(980,459)

Cash flows from investing activities:

Web site development	-	-	(18,337)
Laboratory equipment	-	-	(3,444)
Industrial equipment	(26,649)	-	(26,649)

Net cash used in investing activities	(26,649)	-	(48,430)

Cash flows from financing activities:
Shares issued for settlement of indebtedness	-	571	-
Proceeds from issuance of common stock	188,000	-	887,682
Payments in connection with private offering	-	-	(35,984)
Proceeds on issuance of debt	-	-	200,000
Advances received from third party (paid)	-	(550)	-

Net cash provided by financing activities	188,000	21	1,051,698

Effect of exchange rates on cash	-	(1,393)	(1,791)

Net change in cash	1,810	(193,222)	21,048
Cash, beginning of period	19,238	240,952	-

Cash, end of period	$ 21,048	$47,730	$21,048

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2008 (E XPRESSED IN U.S. FUNDS) (UNAUDITED)

1. Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and for the six months ended December 2008, are not necessarily indicative of results that may be expected for the year ended June 30, 2009. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Anticus International Corporation (A Company in the Development Stage) audited financial statements for the year ended June 30, 2008.

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

c) Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $2,180,884 for the period from inception, May 1, 2002 to December 31, 2008, and has no sales. The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company is actively seeking additional funding through the issuance of convertible debentures and private placements. It is the Company’s intention is to bring a pilot plant into operation as soon as possible. This will allow the Company to manufacture its own products and start generating revenues. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

3. Change in Accounting Policies

On July 1, 2008, the Company adopted the U.S. dollar as its functional currency. Previously, the functional currency was the Canadian dollar. This change resulted from the increase in new and projected financing and equity activity denominated in U.S. dollars compared to the transactions denominated in Canadian dollars. Exchange gains and losses resulting from transactions denominated in currencies other than U.S. dollars are included in the results of operation for the period.

4. Adoption of New Accounting Standards

a) Fair Value Measurements

SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 for financial assets and liabilities with no material impact to the consolidated financial statements. The Company is currently evaluating the potential impact of the application of SFAS 157 on the non-financial assets and liabilities found on its consolidated financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2008 (E XPRESSED IN U.S. FUNDS) (UNAUDITED)

4. Adoption of New Accounting Standards (continuation)

SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS No.157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories :

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

a) Fair Value of Financial Instruments

The table below presents the carrying value and fair value of Company’s financial instruments. The disclosure excludes leases.

The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business and the receivable from taxing authorities approximate fair value because of the relatively short period of time between their origination and expected realization.

		December 31, 2008		June 30, 2008

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets
Cash and cash equivalents	$21,048	$21,048	$19,238	$19,238
Receivable from taxing authorities	$32,481	$32,481	$23,867	$23,867
Financial liabilities
Accounts payable and accrued expenses	$38,808	$38,808	$34,010	$34,010
Accrued interest on convertible debt	$12,449	$12,449	$4,362	$4,362
Convertible debentures	$200,000	$200,000	$200,00	$200,000

The convertible debentures use significant unobservable inputs and thus are shown as Level 3 hierarchy items. The fair value of the convertible debentures is calculated by discounting the stream of future payments of interest and principal at the prevailing market rate for a similar liability that does not have an associated equity component. Results of discounted cash flow calculations may be adjusted, as appropriate, to reflect other market conditions or the perceived changes in credit risk of the borrower.

5. Recent accounting pronouncements

The FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees : An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of credit derivatives. In addition, it requires an additional disclosure about the current status of the payment/performance risk of a guarantee. It also clarifies the effective date in FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This FSP is effective for reporting periods (annual and interim) ending after November 15, 2008. The adoption of FSP 133-1 and FIN 45-4 is not expected to have a material effect on the Company’s financial position or results of operations.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2008 (E XPRESSED IN U.S. FUNDS) (UNAUDITED)

5. Recent accounting pronouncements (continuation)

The FASB issued FSP FAS 132(R)-1, “Employers' Disclosures about Postretirement Benefit Plan Assets”. This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP also includes a technical amendment to Statement 132R that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. This FSP is effective for fiscal years ending after December 15, 2008. The adoption of FSP FAS 132(R)-1 is not expected to have a material effect on the Company’s financial position or results of operations.

The EITF issued EITF 08-6, “Equity Method Investment Accounting Considerations”. This EITF considers whether all of the provisions of Statement 141(R) and Statement 160 should be applied when accounting for an equity method investment. This EITF is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of EITF 08-6 is not expected to have a material effect on the Company’s financial position or results of operations.

The EITF issued EITF 08-7, “Accounting for Defensive Intangible Assets”. This issue discusses how defensive intangible assets should be accounted for subsequent to their acquisition, including the estimated useful life that should be assigned to such assets. This EITF is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of EITF 08-7 is not expected to have a material effect on the Company’s financial position or results of operations.

The EITF issued EITF 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity's Consolidated Subsidiary”. This Issue addresses the determination of whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity's consolidated subsidiary, is indexed to the reporting entity's own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11(a) of Statement 133 or being within the scope of Issue 00-19. This EITF is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 08-8 is not expected to have a material effect on the Company’s financial position or results of operations.

6. Industrial equipment

In October 2008, the Company purchased new industrial equipment. It was not amortized during the year as it was not ready for its intended use.

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2008 (E XPRESSED IN U.S. FUNDS) (UNAUDITED)

b) Common stock issuances (continuation)

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

On June 18, 2008 the Company authorized a private placement to raise $800 000 through the issuance of a maximum of 13,333,334 common shares at $0.06 each. Each unit consists of one share of common stock at $0.06 per share, as well as one warrant exercisable at $0.12 USD per share no later than July 01, 2009; On July 9, 2008, the company sold 1,666,667 units of this offering for cash consideration of $100,000.

On November 6, 2008, the company sold an additional 1,666,667 units of this offering for cash consideration of $100,000. The Company has agreed to pay an agent a commission in the amount of $12,000, which is equal to 6% of the gross proceeds of the private placement. Those transaction costs have been reflected as a reduction of the common shares and the warrants based on their relative fair values.

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

During the year ended June 30, 2006, a total of 300,000 options were granted to two (2) directors, of which 100,000 were cancelled and reissued under modified terms, as follows: On October 12, 2005, the board approved compensation to PH Vincent consisting of 100,000 options expiring December 31, 2007 at a price of $0.17 per share; these options were repriced and reissued to be consistent with the 100,000 options granted at a price of $0.085 per share to Gilles Varin on January 23, 2006 and expiring on December 31, 2007. On April 19, 2006 each director received an additional 50,000 options at a price of $0.19 per share expiring December 31, 2007.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2008 (E XPRESSED IN U.S. FUNDS) (UNAUDITED)

c) Stock options (continuation)

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

The following is a summary of the outstanding options:
		Weighted
	Number of	average
	shares	exercise price

Outstanding June 30, 2006	300,000	0.12
Granted	550,000	0.24
Exercised	-	-
Cancelled	-	-

Outstanding June 30, 2007	850,000	0.19
Granted	3,800,000	0.08
Exercised	-	-
Cancelled	(850,000)	(0.19)

Outstanding June 30, 2008 and December 31, 2008	3,800,000	0.08

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2008 (E XPRESSED IN U.S. FUNDS) (UNAUDITED)

c) Stock options (continuation)

All of the outstanding options can be exercised through January 17, 2013 at a price per share ranging from $0.07 to $0.12. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module. Options granted during the year ended June 30, 2008 were valued at $186,639 which was charged to operations. The following assumptions were made in estimating fair value:

Expected volatility	181% to 350%
Expected life	365 to 1,662 days
Risk-free interest rate	2.00% to 4.25%
Dividend yield	0%

d) Warrants

On July 9, 2008, the Company issued 1,666,667 stocks purchase warrants exercisable into common shares at $0.12 per share which expire on July 1, 2009. The stock purchase warrants were issued in connection with the private placement described above. The stock purchase warrants were valued at $38,706 based on their relative fair value, as determined by the Black-Scholes valuation model using the following assumptions:

Expected volatility	246%
Expected life	1 year
Risk-free interest rate	2.21%
Dividend yield	Nil

On November 6, 2008, the Company issued 1,666,667 stocks purchase warrants exercisable into common shares at $0.12 per share which expire on July 1, 2009. The stock purchase warrants were issued in connection with the private placement described above. The stock purchase warrants were valued at $40,540 based on their relative fair value, as determined by the Black-Scholes valuation model. The following assumptions were made in estimating fair value :

Expected volatility	333%
Expected life	8 months
Risk-free interest rate	1.17%
Dividend yield	Nil

8. Basic and diluted loss per common share

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the period. The warrants, share-based compensation and convertible notes have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

9. Comparable figures

Certain reclassifications of September 30, 2008 have been made to facilitate comparison with the current period.

10. Subsequent event

In February 2009, the Company sold 1,666,667 units of the authorized private placement for a cash consideration of $100,000.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

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

Anticus is expanding this production capacity by building an expandable production line which will have a bioreactor capable of producing the small 500 kilogram evaluation orders. This line will have all the supporting separators and drying systems and can be expanded by adding additional bioreactors as order levels increase. The Company has reevaluated the capital required to bring a suitable facility into operation and is estimating an additional $1,400,000 may be required. The Company is looking into ways to reduce this cost by trying to acquire used equipment suitable for our needs and potentially leasing new or used equipment if available.

On June 25, 2008, the Company entered into an agreement with Redal, Inc, to construct a bioreactor capable of the larger sample quantities required. The cost was $26,649. The equipment is now completed and in storage until the support equipment required to process the larger samples can be purchased.

On June 18, 2008 the Company authorized a private placement to raise Eight Hundred Thousand Dollars ($800 000 USD) through the issuance of a maximum of Thirteen Million Three Hundred Thirty-three Thousand and Three Hundred Thirty-four common shares (13,333,334) at $0.06 USD each. Each unit consists of one share of common stock at $0.06 USD per share, as well as one warrant exercisable at $0.12 per share no later than July 01, 2009; In July 2008, the Company sold 1,666,667 units of this offering for $100,000 to a single investor.

In November 2008, the company sold 1,666,667 units of this offering for $100,000 to a single investor.

In February 2009, the Company sold 1,666,667 units of the authorized private placement for a cash consideration of $100,000.

Contingent upon our financing requirements, we look forward to bringing our pilot plant into operation as soon as possible. Once we have the necessary supporting equipment for our larger capacity bio-reactor we will require approximately 12 weeks to activate the reactor for production.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

Financial Summary

Results of Operations for the Three-Months Ended December 31, 2008

The Company reports a net loss of $159,225 for the three-months ended December 31, 2008 versus a net loss of $113,393 for the three-month period ending December 31, 2007. The net loss for the three-month periods ended December 31, 2008 and December 31, 2007 is primarily comprised of general and administrative expenses of $151,095 and $109,230, respectively.

Results of Operations for the Six-Months Ended December 31, 2008

The Company reports a net loss of $282,174 for the six-months ended December 31, 2008 versus a net loss of $299,075 for the six-month period ending December 31, 2007. The net loss for the six-month periods ended December 31, 2008 and December 31, 2007 is primarily comprised of general and administrative expenses.

Liquidity and Capital Resources

During the three-month period ending December 31, 2008 the Company’s cash position increased by $1,810. Cash used in operating activities totaled $159,541; cash used in investing activities for industrial equipment was $26,649; and, cash provided by financing activities through proceeds from the issuance of shares of common stock was $188,000. The effect of exchange rates on cash was nil.

During the six-month period ending December 31, 2008 the Company’s cash position decreased by $193,222. Cash used in operating activities totaled $191,850; total cash provided by investing and financing activities for the period was $21. The effect of exchange rates on cash was a loss of $1,393.

Payments on Convertible Debentures

On January 17, 2008 the Company authorized a private placement to raise Six Hundred Thousand Dollars ($600 000) through the issuance of non guaranteed convertible debentures (the “Debentures”), bearing interest at the rate of 8% per year and maturing on the second anniversary of their issuance date, such Debentures to be convertible at the option of the holder into common shares of the Corporation at a price of $0.08 per common share, subject to the right of the Corporation to force conversion if the common shares trade at a minimum price of $0.16 per common share for fifteen consecutive trading days. The Company sold $200,000 through this convertible debt financing and no additional placements were accepted on this offering. The company paid a 6 percent commission. The Company was late in paying the accrued interest that was due on December 31, 2008 but paid it current on February 9, 2009. As of December 31, 2008, none of the amounts owed under the debentures have been converted to equity.

Going Concern

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. The Company has incurred a net loss of $2,180,884 for the period from inception, May 1, 2002 to December 31, 2008, and has not generated any revenue since its inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management plans to seek additional financing through the sale of its common stock through private placements. There is no assurance that the Company’s current operations will be profitable or the Company will raise sufficient funds to continue operating.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, Mr. Trudeau, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

Part II OTHER INFORMATION

Item 1 Legal Proceedings

None, for the period ending December 31, 2008

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

On June 18, 2008 the Company authorized a private placement to raise $800,000 through the issuance of a maximum of 13,333,334 common shares at $0.06 each. Each unit consists of one share of common stock at $0.06 per share, as well as one warrant exercisable at $0.12 USD per share no later than July 01, 2009; On July 9, 2008, the company sold 1,666,667 units of this offering for cash consideration of $100,000 to a single investor.

On November 6, 2008, the company sold an additional 1,666,667 units of this offering for cash consideration of $100,000 to a single investor.

In February 2009, the Company sold 1,666,667 units of the authorized private placement for cash consideration of $100,000.

The Company has agreed to pay an agent a commission in the amount of  6% of the gross proceeds of the private placement. Those transaction costs have been reflected as a reduction of the common shares and the warrants based on their relative fair values.

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

Item 3 Defaults Upon Senior Securities

None, for the period ending December 31, 2008

Item 4 Submission of Matters to a Vote of Security Holders

None, for the period ending December 31, 2008

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

Anticus International Corporation

Date: February 13, 2009	By: /s/ Daniel Trudeau, President

Daniel Trudeau, President
Principal Executive Officer
Principal Financial Officer