Form 10-Q/A
period 2008-09-30
ANTICUS INTERNATIONAL CORP
filed 2009-04-24
CIK 1192494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q/A Amendment #1

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

Explanatory Note:

On November 13, 2008, the Registrant filed its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 (the “Form 10-Q”). The Registrant is filing this Amendment No. 1 to the Form 10-Q (“Amendment No. 1”) solely to revise, reformat and correct certain disclosure included in the Form 10-Q. Specifically, the “Controls and Procedures” section was revised in its entirety for clarity and to be more concise. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to Amendment No. 1.

Other than as set forth above, Amendment No. 1 does not modify or update any of the other disclosure contained in the Form 10-Q and does not reflect events occurring after the filing of the Form 10-Q on November 13, 2008.

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

See notes to financial statements. 8

ANTICUS INTERNATIONAL CORPORATION (A COMPANY IN THE DEVELOPMENT STAGE) NOTES TO INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (E XPRESSED IN U.S. FUNDS) (UNAUDITED)

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

ANTICUS INTERNATIONAL CORPORATION (A COMPANY IN THE DEVELOPMENT STAGE) NOTES TO INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (E XPRESSED IN U.S. FUNDS) (UNAUDITED)

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

ANTICUS INTERNATIONAL CORPORATION (A COMPANY IN THE DEVELOPMENT STAGE) NOTES TO INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (E XPRESSED IN U.S. FUNDS) (UNAUDITED)

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

125,000 November 24, 2007 125,000 February 24, 2008 125,000 May 24, 2008 125,000 August 24, 2008

ANTICUS INTERNATIONAL CORPORATION (A COMPANY IN THE DEVELOPMENT STAGE) NOTES TO INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (E XPRESSED IN U.S. FUNDS) (UNAUDITED)

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

Anticus International Corporation

Date: April 22, 2009	By: /s/ Daniel Trudeau, President

Daniel Trudeau, President
Principal Executive Officer
Principal Accounting Officer