Form 10-K/A
period 2008-06-30
ANTICUS INTERNATIONAL CORP
filed 2009-04-27
CIK 1192494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K/A Amendment #1

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
Address of Principal Executive Offices

Registrants telephone number, including area code ______ (514) 992-1391___________
Nevada	98-0375504

(State of incorporation)	(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). [ ] YES [X] NO
Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act. [ ] YES [X] NO
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ ] YES [X] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

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
The number of shares outstanding of the Registrant's common stock as of June 30, 2008 was 43,644,960

I

Anticus International Corporation

Table of Contents
Business	3
Properties	10
Legal Proceedings	10
Submission of Matters to a Vote of Security Holders	10
Market for Registrants Common Equity, Related Stockholder Matters and Issuers
Purchases of Equity Securities	11
Management's Discussion and Analysis of Financial Condition and Results of
Operations	13
Financial Statements	16
Changes In and Disagreements with Accountants on Accounting and Financial
Disclosure	35
Controls and Procedures	35
Other Information	36
Directors, Executive Officers and Corporate Governance	36
Executive Compensation	39
Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters	42
Principal Accounting Fees and Services	44
Exhibits, Financial Statement Schedules	46
Signatures	47

II

Anticus International Corporation

Explanatory Note:

On October 14, 2008, the Registrant filed its Annual Report on Form 10-K for the year ended June 30, 2008 (the “Form 10-K”). The Registrant is filing this Amendment No. 1 to the Form 10-K (“Amendment No. 1”) solely to revise, reformat and correct certain disclosure included in the Form 10-K. Specifically, the “Business” section was revised to eliminate discussion of other companies along with revisions of certain numbers to U.S Dollars, disclose our website and the impact of environmental laws on our operations. We made additional revisions related to our common stock being quoted on the OTC.BB and the circumstances relating to the period in which it was not. We expanded our liquidity discussion to disclose know trends and impact on our operations and revised our disclosure on “Controls and Procedures” to more clearly state our conclusions. We reformatted and corrected table data in the “Executive Compensation” section and added reference to the Notes to Financials discussing the related equity awards. We also corrected an error in one note to the financials which included a word processing error that contained a sentence unrelated to us. The audit opinion was revised to indicate a scope from inception on cumulative amounts.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to Amendment No. 1.

Other than as set forth above, Amendment No. 1 does not modify or update any of the other disclosure contained in the Form 10-K and does not reflect events occurring after the filing of the Form 10-K on October 14, 2008.

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

Anticus International Corporation

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

In 2004, the world market for nutritional feed additives was valued at approximately $7.9 billion . Major growth took place in Asia, especially in China. South America and to a lesser extent Eastern Europe contributed to further growth in the market. The huge US market however showed only marginal growth and Western Europe even had to report a downturn in market size. The latter was due to declining livestock numbers and compound feed use in Europe.

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

All in all, the above mentioned drivers and restrains will lead to a volume increase in nutritional feed additives, which might even outperform the market growth of compound feed. However market growth, in terms of revenue, will be on a much lower rate at about 0.6% annually. Following this market development, feed additives will account for $8.1 million in 2010.

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

Anticus International Corporation

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

Employees

Currently, the Company has one employee, Mr. Daniel Trudeau, the Company President and CEO.

Compliance with Environmental Laws

Anticus International Corporation is not required to comply with any environmental laws that are particular to our business operations. We are subject to wastewater quality requirements applicable to all businesses and subject to typical monitoring and inspection protocols. Our operations are environmentally beneficial, reclaiming and reducing food and beverage industry waste and rendering the residual safe for municipal disposal. Specific costs related to compliance with environmental laws relate generally to control of unprocessed raw materials and prevention of any down drain release of those raw materials.

Additional information

The common stock of Anticus International Corporation is quoted on the OTC Bulletin Board under the symbol ATCI.OB.

The Company has a June 30th fiscal year end.

Our corporate name is Anticus International Corporation, a Nevada corporation. We intend to change our name to GreenYeast Corporation at our next shareholders meeting. We are currently doing business as (DBA) GreenYeast Corporation in Canada. Our website refers to Anticus International Corporation operations as the DBA GreenYeast Corporation. Our website address is www.greenyeast.com. Information provided on our website, however, is not part of this report and is not incorporated herein.

Anticus International Corporation

Properties

Anticus International Corporation has no properties and at this time has no agreements to acquire any properties. The Company currently operates from the offices in Quebec, Canada.

We believe that the foregoing facilities are sufficient for our current operational needs.

We do not anticipate investing in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. We currently have no formal investment policy, and we do not intend to undertake investments in real estate as a part of our normal operations.

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

We are not currently involved in any material legal proceedings. We are not aware of any material legal proceedings pending against us.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

Anticus International Corporation

Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Anticus International Corporation common stock is quoted on the OTC Bulletin Board (OTC/BB) under the symbol “ATCI.OB”. The common stock of Anticus International Corporation was quoted on the OTC/BB on August 12, 2004. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices below have been obtained from sources believed to be reliable (YAHOO finance as of September 29, 2008):

Period Ending	High	Low	Close

September 2008	$ 0.02	0.01	0.01
June 2008	$ 0.06	0.02	0.03
March 2008	0.04	0.02	0.03
January 2008	0.08	0.04	0.04

December 2007	$ 0.08	0.06	0.07
September 2007	0.07	0.05	0.07
June 2007	0.05	0.05	0.05
March 2007	0.10	0.05	0.05
January 2007	0.12	0.09	0.09

December 2006	$ 0.12	$ 0.06	$ 0.11
September 2006	0.23	0.12	0.17
June 2006	0.25	0.18	0.20
March 2006	0.25	0.19	0.22
January 2006	0.14	0.09	0.13

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

On May 9, 2008 the company announced that its common shares are again trading on the Over the Counter Bulletin Board under the symbol ATCI.OB. The company’s common stock had previously become ineligible for quotation on the Over the Counter Bulletin Board due to having filed more than two late periodic reports in a two year period. We were required to make timely periodic reports for a 12 month period and then reapply for quotation. During a period beginning November 22, 2006 and ending April 29, 2008 our common stock was quoted on the Over the Counter Pink Sheets under the symbol ATCI.PK.

Anticus International Corporation

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

Contingent upon our financing requirements, we look forward to bringing our pilot plant into operation as soon as ~~we are~~ possible.

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

Anticus International Corporation

Material Impact of Known Events on Liquidity

Other than the general economic, financial and credit problems being experienced throughout the world markets and economies resulting in a general reduction of available credit and investment funds; we have not identified any known trends or any known demands, commitments, events or uncertainties that will result in or are reasonably likely to result in a material increase or decrease in our liquidity. We have historically financed our operations through the sale of our common equity and continue to experience the same difficulties in the current financial environment as we had in the past. Our limited operational history and lack of current revenues are more of an impact on financing efforts to sustain and expand our operations than the global economic condition.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Anticus International Corporation

Anticus International Corporation Financial Statements

Contents
Page
Report of Independent Registered Public Accounting Firm	17
Financial Statements
Balance Sheets as of June 30, 2008 and June 30, 2007	18
Statements of Operations for the years ended June 30, 2008 and 2007
and for the period from inception (May 1, 2002) through June 30, 2008	19
Statement of Comprehensive Loss for the years ended June 30, 2008 and 2007
and for the period from inception (May 1, 2002) through June 30, 2008	20
Statement of Cash Flows for the years ended June 30, 2008 and 2007
and for the period from inception (May 1, 2002) through June 30, 2008	21
Statement of Stockholders’ Equity from inception (May 1, 2002 through June 30, 2008	22 - 24
Notes to Financial Statements	25 - 34

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anticus International Corporation as of June 30, 2008 and 2007 and the results of its operations and its cash flows for the two years then ended and for the period from the Company’s inception (May 1, 2002) through June 30, 2008., in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying notes are an integral part of these financial statements. 21

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY FROM MAY 1, 2002 (INCEPTION), TO JUNE 30, 2008

					Deficit
					Accumulated		Total
	Price			Additional	During		Stockholders’
	Per	Common Stock		Paid-In	Development	Comprehensive	Equity
	Share	Shares	Amount	Capital	Stage	Gain (Loss)	(Deficit)

Inception, May 1, 2002	-	- $	-	$-	$-	$-	$-
Shares issued for cash at $0.001	$ 0.0001	9,000,000	9,000	(8,000)	-	-	1,000
Net loss for the period		-	-	-	(1,013)	-	(1,013)

Balance June 30, 2002		9,000,000	9,000	(8,000)	(1,013)	-	(13)
July 15, 2002
Shares issued for cash at $0.01	0.0011	14,400,000	14,400	1,600	-	-	16,000
Net loss for the year		-	-	-	(17,250)	-	(17,250)

Balance June 30, 2003		23,400,000	23,400	(6,400)	(18,263)	-	(1,263)
March 31, 2004
Shares issued for cash at $0.01	0.0111	450,000	450	4,550	-	-	5,000
May 31, 2004
Shares issued for cash at $0.01	0.0111	6,300,000	6,300	63,700	-	-	70,000
Net loss for the year		-	-	-	(38,587)	-	(38,587)

Balance June 30, 2004		30,150,000	30,150	61,850	(56,850)	-	35,150
Cancellation of debt		-	-	115,000	-	-	115,000
Net loss for the year		-	-	-	(198,374)	-	(198,374)

Balance June 30, 2005		30,150,000	30,150	176,850	(255,224)	-	(48,224)
July 1, 2005
Shares issued for services	0.0252	924,265	924	22,385	-	-	23,309
July 12, 2005
Shares issued for services	0.1200	50,000	50	5,950	-	-	6,000
July 19, 2005
Shares issued for services	0.2000	66,286	66	13,191	-	-	13,257
July 27, 2005
Shares issued for services	0.2500	52,669	53	13,115	-	-	13,168
July 28, 2005
Shares issued for license agreement	0.2400	100,000	100	23,900	-	-	24,000
September 2, 2005
Shares issued for license agreement	0.2600	200,000	200	51,800	-	-	52,000
September 7, 2005
Shares issued for services	0.2600	228,872	229	59,278	-	-	59,507
October 18, 2005
Shares issued for services	0.1700	171,872	172	29,046	-	-	29,218
October 25, 2005
Recognition of compensation
on option grants		-	-	4,850	-	-	4,850
January 23, 2006
Recognition of compensation
on option grants		-	-	7,830	-	-	7,830
January 27, 2006
Shares issued for services	0.0850	172,765	173	14,512	-	-	14,685
January 30, 2006
Shares issued for services	0.0900	200,000	200	17,800	-	-	18,000

The accompanying notes are an integral part of these financial statements. 22

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY FROM MAY 1, 2002 (INCEPTION), TO JUNE 30, 2008

					Deficit
					Accumulated		Total
	Price			Additional	During		Stockholders’
	Per	Common Stock		Paid-In	Development	Comprehensive	Equity
	Share	Shares	Amount	Capital	Stage	Gain (Loss)	(Deficit)

April 18, 2006
Shares issued for services	0.18	227,500	228	40,722	-	-	40,950
April 19, 2006
Recognition of compensation
on option grants		-	-	14,030	-	-	14,030
April 20, 2006
Shares issued for license agreement	0.20	2,310,000	2,310	459,690	-	-	462,000
May 31, 2006
Shares issued for cash	0.25	500,000	500	124,500	-	-	125,000
June 12, 2006
Shares issued for cash	0.25	100,000	100	25,900	-	-	25,000
June 15, 2006
Shares issued for cash	0.25	45,000	45	11,586	-	-	11,631
Estimated value of rent
charged to operations		-	-	3,600	-	-	3,600
Estimated value of services
charged to operations		-	-	10,000	-	-	10,000
Comprehensive gain		-	-	-	-	29	29
Net loss for the year		-	-	-	(412,544)	-	(412,544)

Balance, June 30, 2006		35,499,229	$35,499	$1,129,535	$(667,768)	$29	$497,295
August 14, 2006
Shares issued for services	0.23	75,016	75	18,679	-	-	18,754
August 17, 2006
Shares issued for cash	0.25	100,000	100	24,900	-	-	25,000
August 21, 2006
Shares issued for services	0.24	125,000	125	29,875	-	-	30,000
August 31, 2006
Shares issued for cash	0.25	60,000	60	14,940	-	-	55,000
October 3, 2006
Shares issued for license agreement	0.18	1,500,000	1,500	268,500	-	-	270,000
May 28, 2007
Shares issued for cash	0.07	5,714,286	5,715	399,336	-	-	405,051
Offering costs			-	(36,153)			(36,153)
Recognition of compensation on
option grants
October 3, 2006		-	-	6,405	-	-	6,405
December 15, 2006		-	-	22,550	-	-	22,550
March 15, 2007		-	-	22,550	-	-	22,550
June 15, 2007		-	-	22,550	-	-	22,550
Comprehensive gain		-	-	-	-	2,658	2,658
Net loss for the period		-	-	-	(529,227)	-	(529.227)

Balance, June 30, 2007		43,073,531	$43,074	$1,923,667	$(1,196,995)	$2,687	$772,433

The accompanying notes are an integral part of these financial statements. 23

ANTICUS INTERNATIONAL CORPORATION (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY FROM MAY 1, 2002 (INCEPTION), TO JUNE 30, 2008

					Deficit
					Accumulated		Total
	Price			Additional	During		Stockholders’
	Per	Common Stock		Paid-In	Development	Comprehensive	Equity
	Share	Shares	Amount	Capital	Stage	Gain (Loss)	(Deficit)

August 15, 2007
Shares issued for
settlement of indebtedness	0.04	571,429	571	22,286	-	-	22,857
Recognition of value of warrants
in settlement of indebtedness				12,349			12,349
Recognition of compensation on
option grants
July 1, 2007		-	-	22,549	-	-	22,549
August 24, 2007		-	-	1,041	-	-	1,041
September 15, 2007		-	-	22,550	-	-	22,550
November 24, 2007		-	-	1,041	-	-	1,041
January 17, 2008		-	-	105,850	-	-	105,850
February 14, 2008		-	-	15,200	-	-	15,200
February 24, 2008		-	-	1,041	-	-	1,041
May 24, 2008		-	-	1,041	-	-	1,041
Comprehensive gain (loss)		-	-	-	-	(3,572)	(3,572)
Net loss for the period		-	-	-	(704,501)	-	(704,501)

Balance, June 30, 2008		43,644,960	$43,645	$2,128,615	$ (1,901,496)	$ (885)	$269,879

The accompanying notes are an integral part of these financial statements. 24

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

During the years ended June 30, 2008 and 2007, the Company recognized $170,313 and $74,055, respectively, through the granting of stock options to its management and consultants.

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

Controls and Procedures

Evaluation of Disclosures and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, Daniel Trudeau and with the assistance of our outside accountant. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective.

We have made the determination that our disclosure controls and procedures were not effective, due to our decision to amend the disclosure on this Form 10-K amendment #1 to clarify, expand and reformat our prior disclosure.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets; provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; that receipts and expenditures are being made only with proper authorizations of management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Anticus International Corporation

We currently have only one employee, our CEO/CFO Mr. Daniel Trudeau; we were concerned that having only one employee responsible for our internal control and procedures over financial reporting may not be sufficient and had identified this concern in our prior disclosure as a weakness that would persist until we expand our internal staff. We decided to resolve this concern by using an outside accountant. All transactions are approved by the Chief Financial Officer and the outside accountant as to how they are to be reported in the books and records to assure proper reporting in the financial statements. We believe that the use of the outside accountant is and has been sufficient to overcome the issue of a single employee; this additional control was in place when we disclosed the concern and shall remain in place until our internal staff is expanded.

Management, including our President acting as both principal executive officer and principal financial officer, Daniel Trudeau and with the assistance of our outside accountant, assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies published in June of 2006 and the PCAOB preliminary staff views published October 17, 2007. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was effective as of June 30, 2008.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Anticus International Corporation

Executive Compensation

			SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Daniel Trudeau	2008	70,000	0	0	28,673	0	0	0	98,673
President and CEO	2007	40,000	0	0	67,650	0	0	0	107,650
(September 19, 2006)	2006	0	0	0	0	0	0	0	0

Director Compensation

		Fees Earned				Nonqualified
		Or			Non-Equity	Deferred
		Paid In	Stock	Option	Incentive Plan Compensation		All Other
		Cash	Awards	Awards Compensation		Earnings	Compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)

Henri Baudet	2008	0	0	18,250	0	0	0	18,250
(April 21, 2006)	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

Gerrit Bres	2008	0	0	10,950	0	0	0	10,950
(April 21, 2006)	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

Michel Plante	2008	0	0	10,950	0	0	0	10,950
(April 21, 2006)	2007	0	0	0	0	0	0	0

Lucien Pomerleau	2008	0	0	10,950	0	0	0	10,950
Former Director	2007	0	0	0	0	0	0	0
(April 21, 2006 -	2006	0	0	0	0	0	0	0
February 29, 2008)

Pierre H. Vincent	2008	0	0	10,950	0	0	0	10,950
(November 28, 2005)	2007	0	0	6,405	0	0	0	6,405
	2006	0	0	7,012	0	0	0	7,012

Xin Zhao	2008	0	0	10,950	0	0	0	10,950
(April 21, 2006)	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

Notes:

Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to additional paid-in capital. See note 7 (c) “Stock Options” in the included Notes to Financial Statements.

As of June 30, 2008, Anticus International Corporation had no group life, health, hospitalization, medical reimbursement or relocation plans in effect.

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

Anticus International Corporation

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

Total shares outstanding as of June 30, 2008 were 43,664,960 held by approximately 72 shareholders of record and an undetermined number of holders in street name.

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

Anticus International Corporation

Exhibits, Financial Statement Schedules

Anticus International Corporation includes by reference the following exhibits:

3.1.1	Articles of Incorporation, exhibit 3.1.1 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 18, 2003.
3.1.2	Amendment to Articles of Incorporation, exhibit 3.1.2 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 18, 2003.
3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2,	as
amended;
filed with the Securities and Exchange Commission on December 18, 2003.
10.1	Agreement, filed as exhibit 10 with the registrant’s Current Report on Form 8-K;
filed with the Securities and Exchange Commission on April 25, 2006.
10.2	Agreement, filed as exhibit 10 with the registrant’s Current Report on Form 8-K;
filed with the Securities and Exchange Commission on July 12, 2006.

Anticus International Corporation includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer and Principal Accounting Officer
(Rule 13a-14(a)/15d-14(a))
32.1	Certification of Principal Executive Officer and Principal Accounting Officer
(18 U.S.C. 1350)

Anticus International Corporation includes herein the following financial statements:

Page
Report of Independent Registered Public Accounting Firm	17
Financial Statements
Balance Sheet as of June 30, 2008 and June 30, 2007	18
Statements of Operations for the years ended June 30, 2008 and 2007
and for the period from inception (May 1, 2002) through June 30, 2008	19
Statement of Comprehensive Loss for the years ended June 30, 2008 and 2007
and for the period from inception (May 1, 2002) through June 30, 2008	20
Statement of Cash Flows for the years ended June 30, 2008 and 2007
and for the period from inception (May 1, 2002) through June 30, 2008	21
Statement of Stockholders’ Equity from inception (May 1, 2002 through June 30, 2008	22 - 24
Notes to Financial Statements	25 - 34

Anticus International Corporation

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anticus International Corporation
Registrant

Date: April 24, 2009	By:	\s\ Daniel Trudeau, President

Daniel Trudeau, President
Principal Executive Officer and Principal ~~Accounting~~ Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 24, 2009	By:	\s\ Daniel Trudeau, President

Daniel Trudeau, President
Principal Executive Officer and Principal Accounting Officer

Date: April 24, 2009	By:	\s\ Pierre H. Vincent, Director

Pierre H. Vincent, Director

Date: April 24, 2009	By:	\s\ Henri Baudet, Director

Henri Baudet, Director

Date: April 24, 2009	By:	\s\ Gerrit Bres, Director

Gerrit Bres, Director

Date: April 24, 2009	By:	\s\ Michel Plante, Director

Michel Plante, Director

Date: April 24, 2009	By:	\s\ Xin Zhao, Director

Xin Zhao, Director