Form 10-Q
period 2009-03-31
ANTICUS INTERNATIONAL CORP
filed 2009-05-15
CIK 1192494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

COMMISSION FILE NUMBER: 333-101420

ANTICUS INTERNATIONAL CORPORATION (Exact name of small business issuer as specified in its charter)

Nevada	98-0375504

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1155 Rene-Levesque Ouest, Suite 2500 Montreal, Quebec, Canada H3B 2K4 (Address of principal executive offices) (514) 992-1391 (Registrants telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company; as defined within Rule 12b-2 of the Exchange Act.
[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No
The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2009: 48,644,961 shares of common stock

ANTICUS INTERNATIONAL CORPORATION (A COMPANY IN THE DEVELOPMENT STAGE) Contents

			Page
			Number
PART I		FINANCIAL INFORMATION
Item	1	Interim Financial Statements
		March 31, 2009
		Balance Sheet	3
		Statement of Stockholder’s Equity	4
		Statement of Operations	7
		Statement of Cash Flows	8
		Notes to the Interim Financial Statements	9
Item	2	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	15
Item	3	Quantitative and Qualitative Disclosures About Market Risk	16
Item	4T	Controls and Procedures	17
Part II		OTHER INFORMATION
Item	1	Legal Proceedings	18
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item	3	Defaults Upon Senior Securities	18
Item	4	Submission of Matters to a Vote of Security Holders	18
Item	5	Other Information	18
Item	6	Exhibits	18
SIGNATURES			19

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Balance Sheets March 31, 2009 (Expressed in U.S. Funds) (Unaudited)
	March 31,	June 30,
	2009	2008

	(Unaudited)
Assets
Current assets:
Cash	$36,461	$19,238
Prepaid expenses	11,951	27,909
Receivable from taxing authorities	16,250	23,867

Total current assets	64,662	71,014

Deferred loan fees	5,865	10,366
Property and equipments (Note 6)	37,406	16,135
Intangible asset	300,936	410,736

	344,207	437,237

Total assets	$408,869	$508,251

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	42,768	34,010
Accrued interest on convertible debentures	4,208	4,362
Convertible debentures	100,000	-

	146,976	38,372
Long term liabilities
Convertible debentures	100,000	200,000

Total liabilities	246,976	238,372

Stockholders' equity:
Authorized common stock, 75,000,000 shares, $0.001 par value;
Issued and outstanding:
48,644,961 shares at March 31, 2009, and
43,644,960 shares at June 30, 2008	48,646	43,645
Additional paid-in capital	2,405,614	2,128,615
Deficit accumulated during development stage	(2,291,482)	(1,901,496)
Other comprehensive income	(885)	(885)

Total stockholders' equity	161,893	269,879

Total liabilities and shareholders’ equity	$408,869	$508,251

/s/Daniel Trudeau Principal Financial Officer
The accompanying notes are an integral part of these financial statements. 3

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Interim Statement of Stockholder’s Equity From May 1, 2002 (inception) to March 31, 2009 (Expressed in U.S. Funds) (Unaudited)
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

The accompanying notes are an integral part of these financial statements. 4

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Interim Statement of Stockholder’s Equity From May 1, 2002 (inception) to March 31, 2009 (Expressed in U.S. Funds) (Unaudited)
					Deficit
					Accumulated		Total
	Price			Additional	During	Other	Stockholders’
	Per	Common Stock		Paid-In	Development	Comprehensive	Equity
	Share	Shares	Amount	Capital	Stage	Gain (Loss)	(Deficit)

April 18, 2006
Shares issued for services	0.18	227,500	228	40,722	-	-	40,950
April 19, 2006
Recognition of compensation
on option grants		-	-	14,030	-	-	14,030
April 20, 2006
Shares issued for license agreement	0.20	2,310,000	2,310	459,690	-	-	462,000
May 31, 2006
Shares issued for cash	0.25	500,000	500	124,500	-	-	125,000
June 12, 2006
Shares issued for cash	0.25	100,000	100	24,900	-	-	25,000
June 15, 2006
Shares issued for cash	0.25	45,000	45	11,586	-	-	11,631
Estimated value of rent
charged to operations		-	-	3,600	-	-	3,600
Estimated value of services
charged to operations		-	-	10,000	-	-	10,000
Other comprehensive gain		-	-	-	-	29	29
Net loss for the year		-	-	-	(412,544)	-	(412,544)

Balance, June 30, 2006		35,499,229	$35,499	$1,129,535	$(667,768)	$29	$497,295
August 14, 2006
Shares issued for services	0.23	75,016	75	18,679	-	-	18,754
August 17, 2006
Shares issued for cash	0.25	100,000	100	24,900	-	-	25,000
August 21, 2006
Shares issued for services	0.24	125,000	125	29,875	-	-	30,000
August 31, 2006
Shares issued for cash	0.25	60,000	60	14,940	-	-	15,000
October 3, 2006
Shares issued for license agreement	0.18	1,500,000	1,500	268,500	-	-	270,000
May 28, 2007
Shares issued for cash	0.07	5,714,286	5,715	399,336	-	-	405,051
Offering costs			-	(36,153)			(36,153)
Recognition of compensation on
option grants
October 3, 2006		-	-	6,405	-	-	6,405
December 15, 2006		-	-	22,550	-	-	22,550
March 15, 2007		-	-	22,550	-	-	22,550
June 15, 2007		-	-	22,550	-	-	22,550
Other comprehensive gain		-	-	-	-	2,658	2,658
Net loss for the period		-	-	-	(529,227)	-	(529,227)

Balance, June 30, 2007		43,073,531	$43,074	$1,923,667	$(1,196,995)	$2,687	$772,433

The accompanying notes are an integral part of these financial statements. 5

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Interim Statement of Stockholder’s Equity From May 1, 2002 (inception) to March 31, 2009 (Expressed in U.S. Funds) (Unaudited)
					Deficit
					Accumulated		Total
	Price			Additional	During	Other	Stockholders’
	Per	Common Stock		Paid-In	Development	Comprehensive	Equity
	Share	Shares	Amount	Capital	Stage	Gain (Loss)	(Deficit)

August 15, 2007
Shares issued for
settlement of indebtedness	0.04	571,429	571	22,286	-	-	22,857
Recognition of value of warrants
in settlement of indebtedness				12,349			12,349
Recognition of compensation on
option grants
July 1, 2007		-	-	22,549	-	-	22,549
August 24, 2007		-	-	1,041	-	-	1,041
September 15, 2007		-	-	22,550	-	-	22,550
November 24, 2007		-	-	1,041	-	-	1,041
January 17, 2008		-	-	105,850	-	-	105,850
February 14, 2008		-	-	15,200	-	-	15,200
February 24, 2008		-	-	1,041	-	-	1,041
May 24, 2008		-	-	1,041	-	-	1,041
Other comprehensive gain (loss)		-	-	-	-	(3,572)	(3,572)
Net loss for the period		-	-	-	(704,501)	-	(704,501)

Balance, June 30, 2008		43,644,960	$43,645	$2,128,615	$ (1,901,496)	$(885)	$269,880
July 9, 2008
Issue of common stock, net of
transaction costs of $3,529 (Note 7)	0.06	1,666,667	1,667	53,627	-		55,294
Warrants issued, net of
transaction costs of $2,471 (Note 7)				38,706			38,706
November 6, 2008
Issue of common stock, net of
transaction costs of $3,412 (Note 7)	0.06	1,666,667	1,667	51,793	-		53,460
Warrants issued, net of
transaction costs of $2,588 (Note 7)				40,540			40,540
February 4, 2009
Issue of common stock, net of
transaction costs of $3,412 (Note 7)	0.06	1,666,667	1,667	51,793	-		53,460
Warrants issued, net of
transaction costs of $2,588 (Note 7)				40,540			40,540
Net loss for the period		-	-	-	(389,986)	-	(389,986)

Balance, March 31, 2009		48,644,961	$48,646	$2,405,614	$ (2,291,482)	$(885)	$161,893

The accompanying notes are an integral part of these financial statements. 6

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Interim Statement of Operations (Expressed in U.S. Funds) (Unaudited)
					Cumulative
					amounts from
					date of incorporation
					(May 1, 2002)
	Three month period ended		Nine Month Period Ended		Through
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009

Revenue	$ -	$-	$-	$-	$-

Operating expense:
Research and development	1,222	18,398	2,453	95,416	178,850
Compensation on option grants	-	124,538	-	151,251	244,368
General and administrative expenses	99,794	111,340	366,415	311,477	1,727,641
Gain on settlement of indebtedness	-	-	-	(4,794)	(21,794)
Foreign exchange	734	-	3,520	-	3,520

	(101,750)	(254,276)	(372,388)	(553,350)	(2,132,585)

Other income (expense):
Interest income	59	-	59	-	2,446
Interest expense	(6,121)	(1,386)	(17,657)	(1,386)	(23,653)

Loss from continuing operations	(107,812)	(255,662)	(389,986)	(544,736)	(2,153,792)

Discontinued operations	-	-	-	-	(137,690)

Net loss	$ (107,812)	$(255,662)	$(389,986)	$(544,736)	$(2,291,482)

Other comprehensive loss:
Foreign currency translation adjustment	-	-	-		(885)

Net comprehensive loss	$ (107,812)	$(255,662)	$(389,986)	$(544,736)	$(2,292,367)

Basic and diluted net loss per share	$ (0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding	47,996,813	43,644,960	46,479,510	43,549,376

The accompanying notes are an integral part of these financial statements. 7

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Interim Statements of Cash Flows (Expressed in U.S. Funds) (Unaudited)
			Cumulative
			amounts from
			date of incorporation
			(May 1, 2002)
	Nine Month Period Ended		Through
	March 31,		March 31,
	2009	2008	2009

Cash flows from operating activities:

Net loss for the period	$ (389,986)	$(544,736)	$(2,291,482)
Shares issued for services	-	-	381,848
Shares issued for abandoned license	-	-	76,000
Shares issued for settlement of indebtedness	-	(17,143)	-
Recognition of value of warrants in settlement of indebtedness	-	12,349	-
Contributed rent and services	-	-	13,600
Gain on settlement of indebtedness	-	-	(21,794)
Compensation recognized on option grants	-	151,251	271,078
Accrued interest	(154)	1,008	4,208
Depreciation	119,679	111,697	446,375
Adjustment to reconcile net loss to net cash used in operating activities
Decrease (increase) in receivables	7,617	(12,744)	(17,859)
Decrease (increase) in prepaid expenses and other assets	15,958	(3,394)	8,601
Increase (decrease) in accounts payable and accrued expenses	8,758	(1,210)	70,379

Net cash used in operating activities	(238,128)	(312,922)	(1,059,046)

Cash flows from investing activities:
Property and equipment	(26,649)	(2,500)	(48,430)

Net cash used in investing activities	(26,649)	(2,500)	(48,430)

Cash flows from financing activities:
Proceeds from issuance of common stock	282,000	-	981,682
Payments in connection with private offering	-	-	(35,984)
Proceeds on issuance of debt	-	100,000	200,000
Advances from third party	-	(550)	-

Net cash provided by financing activities	282,000	99,450	1,145,698

Effect of exchange rates on cash	-	(3,716)	(1,761)

Net change in cash	17,223	(219,688)	36,461
Cash, beginning of period	19,238	240,952	-

Cash, end of period	$ 36,461	$21,264	$36,461

The accompanying notes are an integral part of these financial statements. 8

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS MARCH 31, 2009 (E XPRESSED IN U.S. FUNDS) (UNAUDITED)

1. Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and for the nine months ended March 31, 2009, are not necessarily indicative of results that may be expected for the year ended June 30, 2009. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Anticus International Corporation (A Company in the Development Stage) audited financial statements for the year ended June 30, 2008.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $2,292,367 for the period from inception, May 1, 2002 to March 31, 2009, and has no sales. The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company is actively seeking additional funding through the issuance of convertible debentures and private placements. It is the Company’s intention is to bring a pilot plant into operation as soon as possible. This will allow the Company to manufacture its own products and start generating revenues. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

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

SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non- financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 for financial assets and liabilities with no material impact to the consolidated financial statements. The Company is currently evaluating the potential impact of the application of SFAS 157 on the non-financial assets and liabilities found on its consolidated financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS MARCH 31, 2009 (E XPRESSED IN U.S. FUNDS) (UNAUDITED)

4. Adoption of New Accounting Standards (continuation)

SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS No.157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

		March 31, 2009		June 30, 2008

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets
Cash and cash equivalents	$36,461	$36,461	$19,238	$19,238
Receivable from taxing authorities	$16,250	$16,250	$23,867	$23,867
Financial liabilities
Accounts payable and accrued expenses	$42,768	$42,768	$34,010	$34,010
Accrued interest on convertible debt	$4,208	$4,208	$4,362	$4,362
Convertible debentures	$200,000	$200,000	$200,00	$200,000

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS MARCH 31, 2009 (E XPRESSED IN U.S. FUNDS) (UNAUDITED)

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

6. Property and equipment

The cost of the website amounted to $18,103 and is being amortized over three years. The balance of website development as of March 31, 2009 was $8,485.

During the year ended June 30, 2008, the Company acquired laboratory equipment which is being depreciated over three years. The balance of laboratory equipment as of March 31, 2009 was $2,272.

In October 2008, the Company purchased new industrial equipment amounting to $26,649. It was not amortized during the period as it was not ready for its intended use.

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS MARCH 31, 2009 (E XPRESSED IN U.S. FUNDS) (UNAUDITED)

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

On November 6, 2008, the company sold an additional 1,666,667 units of this offering for cash consideration of $100,000. On February 4, 2009, the Company sold an additional 1,666,667 units of this offering for cash consideration of $100,000. The Company has agreed to pay an agent a commission in the amount of $18,000, which is equal to 6% of the gross proceeds of the private placement. Those transaction costs have been reflected as a reduction of the common shares and the warrants based on their relative fair values.

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

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS MARCH 31, 2009 (E XPRESSED IN U.S. FUNDS) (UNAUDITED)

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

The following is a summary of the outstanding options:

		Weighted
	Number of	average
	shares	exercise price

Outstanding June 30, 2006	300,000	0.12
Granted	550,000	0.24
Exercised	-	-
Cancelled	-	-

Outstanding June 30, 2007	850,000	0.19
Granted	3,800,000	0.08
Exercised	-	-
Cancelled	(850,000)	(0.19)

Outstanding June 30, 2008 and March 31, 2009	3,800,000	0.09

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS MARCH 31, 2009 (E XPRESSED IN U.S. FUNDS) (UNAUDITED)

c) Stock options (continuation)

The outstanding options can be exercised through January 17, 2013 at a price per share ranging from $0.07 to $0.24. 500, 000 options will expire on June 30, 2009, 400,000 will expire on February 28, 2011 and 2,900,000 options will expire on January 17, 2013. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module. Options granted during the year ended June 30, 2008 were valued at $186,639 which was charged to operations. The following assumptions were made in estimating fair value:

Expected volatility	181% to 419%
Expected life	365 to 1,662 days
Risk-free interest rate	0.53% to 4.25%
Dividend yield	0%

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

On November 6, 2008, the Company issued 1,666,667 stocks purchase warrants exercisable into common shares at $0.12 per share which expire on July 9, 2009. The stock purchase warrants were issued in connection with the private placement described above. The stock purchase warrants were valued at $40,540 based on their relative fair value, as determined by the Black-Scholes valuation model. The following assumptions were made in estimating fair value :

Expected volatility	333%
Expected life	8 months
Risk-free interest rate	1.17%
Dividend yield	Nil

On February 4, 2009, the Company issued 1,666,667 stocks purchase warrants exercisable into common shares at $0.12 per share which expire on July 1, 2009. The stock purchase warrants were issued in connection with the private placement described above. The stock purchase warrants were valued at $40,540 based on their relative fair value, as determined by the Black-Scholes valuation model. The following assumptions were made in estimating fair value :

Expected volatility	419%
Expected life	5 months
Risk-free interest rate	0.53%
Dividend yield	Nil

8. Basic and diluted loss per common share

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the period. The warrants, share-based compensation and convertible notes have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

10. Subsequent event

In April 2009, the Company sold 1,666,667 units of the authorized private placement for a cash consideration of $100,000.

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

On Oct 16, 2007, the Company announced that the demonstration and operating unit of the Quebec science complex has started production of lactic yeast (Kluyveromyces marxianus) samples. Green Yeast began distributing these yeast samples to its potential customers. The objective of this sampling campaign was to show with certainty our ability to produce a quality yeast strain that meets the market's expectations. This phase also had the aim of refining the process to achieve production efficiency.

The demonstration stage indicated that potential customers being satisfied with the analysis of the small samples provided; require larger samples of up to 500 kilograms to further evaluate the product. The demonstration unit lacked this production capacity.

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

In April 2009, the Company sold 1,666,667 units of the authorized private placement for a cash consideration of $100,000.

Contingent upon our financing requirements, we look forward to bringing our pilot plant into operation as soon as possible. Once we have the necessary supporting equipment for our larger capacity bio-reactor we will require approximately 12 weeks to activate the reactor for production.

On April 16, 2009 we entered into an agreement with Technologies Biofermec Inc. to produce 50 kilos of two KM yeast products, Active yeast and Autolyzed/hydrolyzed inactive yeast. Goals for this research production of yeast are: (1) To better understand the growth parameters of the strain K. marxianus GY (2) To define and establish the parameters for control and QC during fermentation (3) To optimize the growth medium for K.marxianus GY by using nutritional additives (4) To optimize the production of inoculums (5) To define and validate the fed-batch mode of propagation11 (6) To produce and dehydrate the three types of yeast products (7) To perform analysis and evaluation of the three yeast products. The cost of this research is budgeted at $26,000 and scheduled for completion by late July 2009.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2009

The Company reports a net loss of $107,812 for the three-months ended March 31, 2009 versus a net loss of $255,662 for the three-month period ending March 31, 2008. The net loss for the three-month period ended March 31, 2009 is primarily comprised of general and administrative expenses of $99,794. The net loss for the three-month period ended March 31, 2008 is comprised of general and administrative expenses of $111,340; compensation on option grants of $124,538; and research and development costs of $18,398.

Results of Operations for the Nine-Months Ended March 31, 2009

The Company reports a net loss of $389,986 for the nine-months ended March 31, 2009 versus a net loss of $554,736 for the nine-month period ending March 31, 2008. The net loss for the nine-month period ended March 31, 2009 is primarily comprised of general and administrative expenses. The net loss for the nine month period ended March 31, 2008 is comprised of general and administrative expenses, compensation on option grants, and research and development expense.

Liquidity and Capital Resources

During the nine-month period ending March 31, 2009 the Company’s cash position increased by $17,223. Cash used in operating activities totaled $238,128; cash used in investing activities for property and equipments was $26,649; and, cash provided by financing activities through proceeds from the issuance of shares of common stock was $282,000. The effect of exchange rates on cash was nil.

During the nine-month period ending March 31, 2008 the Company’s cash position decreased by $219,688. Cash used in operating activities totaled $312,922; cash used in investing activities was $2,500; and cash provided by financing activities for the period was $99,450. The effect of exchange rates on cash was a loss of $3,716.

We continue to raise sufficient capital to maintain operations but have not secured sufficient financing to complete the higher production facilities needed to expand our business operations beyond our current research and development operations.

Payments on Convertible Debentures

On January 17, 2008 the Company authorized a private placement to raise Six Hundred Thousand Dollars ($600 000) through the issuance of non guaranteed convertible debentures (the “Debentures”), bearing interest at the rate of 8% per year and maturing on the second anniversary of their issuance date, such Debentures to be convertible at the option of the holder into common shares of the Corporation at a price of $0.08 per common share, subject to the right of the Corporation to force conversion if the common shares trade at a minimum price of $0.16 per common share for fifteen consecutive trading days. The Company sold $200,000 through this convertible debt financing and no additional placements were accepted on this offering. The Company paid a 6 percent commission. The Company was late in paying the accrued interest that was due on December 31, 2008 but paid it current on February 9, 2009. As of March 31, 2009, none of the amounts owed under the debentures have been converted to equity.

Going Concern

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. The Company has incurred a net loss of $2,292,367 for the period from inception, May 1, 2002 to March 31, 2009, and has not generated any revenue since its inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management plans to seek additional financing through the sale of its common stock through private placements. There is no assurance that the Company’s current operations will be profitable or the Company will raise sufficient funds to continue operating.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Principal Executive Officer and Principal Financial Officer, Mr. Trudeau, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II OTHER INFORMATION

Item 1 Legal Proceedings

None, for the period ending March 31, 2009

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

On February 4, 2009, the Company sold 1,666,667 units of the authorized private placement for cash consideration of $100,000.

On April 6, 2009, the Company sold 1,666,667 units of the authorized private placement for a cash consideration of $100,000.

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

The company is using these funds to continue the development of our process. Proceeds are also used to satisfy general operating expenses which include accounting fees and other professional services.

Item 3	Defaults Upon Senior Securities
None, for the period ending March 31, 2009
Item 4	Submission of Matters to a Vote of Security Holders
None, for the period ending March 31, 2009
Item 5	Other Information
None

Item 6 Exhibits

Exhibits

Anticus International Corporation includes by reference the following exhibits:

3.1.1	Articles of Incorporation, exhibit 3.1.1 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 18, 2003.

3.1.2	Amendment to Articles of Incorporation, exhibit 3.1.2 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 18, 2003.

3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 18, 2003.

Anticus International Corporation includes herewith the following exhibits:

10.1	Agreement - Work Proposal with Technologies Biofermec Inc. dated April 16, 2009, translation from the original agreement in French.

31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))

32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anticus International Corporation

Date: May 14, 2009	By: /s/ Daniel Trudeau, President

Daniel Trudeau, President
Principal Executive Officer
Principal Financial Officer