Form 10-K
period 2009-06-30
ANTICUS INTERNATIONAL CORP
filed 2009-10-13
CIK 1192494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-51779
Commission File Number

ANTICUS INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0375504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1155 Rene-Levesque O, Suite 2500, Montreal, QC, Canada	H3B 2K4
(Address of principal executive offices)	(Zip Code)

(514) 992-1391
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of class
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ ]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	[ ]	No	[X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 31, 2008 the aggregate market value of voting common stock held by non-affiliates of the registrant is $21,822.   Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes	[ ]	No	[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
50,311,628 common shares outstanding as of October 6, 2009

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.
None

ANTICUS INTERNATIONAL CORPORATION

i

PART I

ITEM 1.                         BUSINESS

The statements contained in this Annual Report on Form 10-K for the fiscal year ended June 30, 2009, that are not purely historical statements are forward–looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please see “Special Note Regarding Forward-Looking Statements” and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

General Development of Business

Anticus International Corporation (the “Company”, “we”, “us”, “our” or “Anticus”) was incorporated on May 1, 2002 under the laws of the State of Nevada, and has a fiscal year end of June 30th. The Company has been in the development stage since its formation and has not realized any revenues from its planned operations. Anticus International Corporation has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

After a number of unsuccessful attempts to complete acquisitions, effective April 20, 2006, we acquired a worldwide exclusive license to the microbiological process known as “ProlactisTM” from Michel Deblois Technologies Inc.,  Costal, Inc. and Redal, Inc. by way of the issuance of two million one hundred thousand (2,100,000) common shares of our Company.  On October 3, 2006, we issued a further one million five hundred thousand common shares (1,500,000) at a deemed price $0.18 per share to the licensors to waive any and all conditions contained in the license agreement and obtain a clear license to ProlactisTM subject only to payment of a royalty of four percent (4%) of all gross sales to Redal, Inc. and the exclusive right by Redal, Inc. to supply the proprietary components of the systems, at fair market value to be agreed between Anticus and Redal, Inc.

The ProlactisTM process provides, through the use of a bioreactor, for the microbial bioconversion of lactose and other fermentable carbohydrates (sugars), into a high quality protein biomass, literally transforming certain food production waste and by products into water and commercially usable yeast called Kluyveromyces marxianus. . The ProlactisTM process was been developed by Jacques Goulet, Ph.D., Agr.,  President of Costal Inc. and professor at Laval University in Quebec City, Quebec, Canada,  Michel Deblois, President of Michel Deblois Technologies Inc. and engineer, and Lucien Pomerleau, M.Sc., Agr., and President of Redal Inc.  The yeast variety produced by this process as part of the Company’s license, is Kluyveromyces marxianus, and the remaining effluent is then available for simple disposal into municipal wastewater systems.

The Company has completed the proof of concept and the initial testing of the ProlactisTM process using whey permeates as the raw material.  The next development stage is to construct and operate a semi-industrial plant (single reactor) for final pre-commercialization testing. This scale up from the current pilot plant will allow the company to carry out, among other things, the full optimization of the various production parameters so as to maximize yields and design the complete quality assurance program for the end product(s). This semi-industrial unit will also function as a technological showcase.

In August 8, 2008, Green Yeast Canada Inc. (Levure Verte Canada Inc. in French) was incorporated under the Canada Business Corporations Act, with a registered office in Quebec, and is a wholly owned subsidiary of Anticus.  The purpose of Green Yeast Canada Inc. is to undertake research & development activities and operations in Canada.   It is the intent of the Company to undertake all of its Canadian operations through the wholly owned subsidiary, although they are not currently doing so.

Principle Products and Services and their Markets

The ProlactisTM  Process for Yeast Production.

ProlactisTM

The very essence of this process relies on the ability of yeasts to capture and assimilate certain components present in liquid agrifood production effluents. The main chemical elements sought are carbon and nitrogen in forms which yeast can metabolize in order to propagate. Several types of such industrial effluents contain either nitrogen or carbon or both. Those by-products have little or no value and may even represent a serious and costly disposal problem. However, yeast manufactured using these raw materials can be marketed ‘as is’ or used as base for extraction of strategic compounds. For the latter scenario, value depends on the level of technology involved and can include end uses as diverse as animal health/nutrition and human pharmaceuticals.

The process itself for an individual ‘reactor’ is to inoculate a bioreactor tower with a yeast strain which adheres and fully coats the internal surfaces within 10 to 12 days.  Thereafter, nutrients are directly fed, on a 24/7 basis, to the yeast by continuous gentle dispersion of whey or other carbohydrate sources from the top of the tower. As the liquid flows downward, key nutrients are absorbed by the yeast cells that then multiply by mitosis and fall out by gravity into the collecting system at the bottom of the reactor.  The yeast is subsequently separated using centrifugation or another suitable method. Generally, the resultant concentration of yeast is around 3%, with variations a function of the raw material supplied.  The remaining liquid is an aqueous effluent of low COD (Chemical Oxygen Demand, which is a measure of the level of this type of pollutant in the effluent), ranging from a reduction of 65% to 95% from original levels.

Principles of yeast manufacturing have been known for a long time. However, the process and hardware licensed by the Company allows for the economical and efficient processing of ‘diluted’ raw materials.  Until now, the industrial production of yeast is usually done on molasses which contain 4 to 10 times more carbon compounds than the by-products suitable for the current system.

ProlactisTM Yeast

Yeast is commonly used in human and animal food. Saccharomyces cervsae yeast is very well known for the production of bread and alcohol. There are also thousands of others; some have commercial applications, such as the ones used in the ProlactisTM process (Kluyveromyces marxianus). Some varieties (generally called stocks) are considered as useful and are used to make yogurt, cheese, vinegar, etc. Basically, they all need carbon and nitrogen to reproduce but the sources can be very different. For instance, bread yeast is made from molasses (containing sucrose) but that stock cannot digest the sugar contained in milk (lactose), which our process can. The yeast stock fixed in the bioreactor is chosen according to the specific end-product requirements.

The final product from our process can be:

Yeast Biomass - Kluyveromyces marxianus in a variety finished forms.

Yeast Components - Autolysates / Extracts, which consist of the intracellular contents of the yeast following the lysis of the cells, with (or without) the cell-wall. Traditionally, it is considered as a natural flavor, due to its richness in ribonucleic acid (RNA), a natural source of 5’GMP. Yeast extracts with natural nucleotides can improve the taste and increase feed intake. Many recent studies have focused on the relationship between nucleotides and immune functions and the modulatory effects of nucleotides on immunity, has become increasingly evident. Also, cell walls can be used as adsorbents for mycotoxins.

Probiotics - Fresh active or dry active

The Market for Yeast Products in General:

Potential markets are in the following area:

•	Animal feed market

•	Pet food market

•	Food (flavor enhancement) and ingredient market

•	Probiotic market

Animal Feed Market:

The global market for animal feed additives has experienced substantial changes over the past few years.

In 2004, the world market for nutritional feed additives was valued at approximately $7.9 billion, and is forecast to be US$15.4 billion by 2010. Major growth is expected in Asia, especially in China. South America, and to a lesser extent Eastern Europe, contribute to further growth in the market. The US and Western European markets however are expected to contribute less to market growth, due to generally declining livestock numbers and less compound feed use in Europe.

The market growth of the use of nutritional feed additives is mainly driven by the following market trends:

a) Economic Environment

A growing population along with increasing disposable income leads to significant growth in demand for meat products. This effect is especially strong in the developing regions in South America and Asia. In these regions, a rising demand for meat goes along with a huge potential for improving feed efficiency as inclusion rates of feed additives are still on a low level. Japan, Europe and the USA however have already generally reached a level of saturation. Here the market is shifting to more convenient and processed products. In general the meat market is driven by a higher demand for food quality.

b) Trend towards pig and poultry meat

A continuing trend towards an increasing demand for pig and poultry meat has a positive impact on market growth, as these animal categories account for the major consuming segments for feed additives.

c) Ban of antibiotic growth promoters

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

d) Consumer preferences and concerns

Especially in the developed regions, consumer preferences play an important role in the meat industry. Therefore changes in the demand structure of consumers constantly compel the industry to adapt. During the last years, consumers asked for a certain level of quality and guarantees of safe foods. Discussions of the safety of some ingredients have opened the market for natural additives.

Besides the above mentioned factors, there are certain market constraints that are challenging the market for feed additives:

a) Outbreak of animal diseases

In the years under review, the meat industry has been threatened by several outbreaks of animal diseases. Above all, the Asian influenza has challenged the industry the most and has become a global problem. Concerns of consumers are reflected in a reduced consumption of poultry meat and have led to a price drop in some regions. Additive producers therefore have to face a decline in additive demand and eventually a further pressure on product prices.

b) Price development

Prices for almost all feed additives have dropped during the past few years. The reason for the dramatic price erosion can mainly be seen in an oversupply. Particularly, Chinese vitamin producers challenged the industry with very low prices. In some segments volume increases could not always compensate for the heavy price drops, and thus, the market value of several additives is now less than it used to be in past years. In the future, most prices will remain on their current low level or in some segments continue to fall further.

c) Increase in raw material costs

Apart from falling prices, additives producers were challenged by high raw material costs and therefore reported lower incomes from additive sales. In the market outlook this situation is not expected to improve much.

The animal health industry is responsible for maintaining the health and productivity of more than 3.3 billion livestock and 16 billion poultry worldwide, and ensuring the wholesomeness and abundance of the food they produce. In addition, the industry must cater to the health and well being of companion animals. Despite this, the human healthcare market is significantly larger than the combined market for all nonhuman species.

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

All in all, the above mentioned drivers and restrains will lead to a volume increase in nutritional feed additives, which might even outperform the market growth of compound feed. However market growth, in terms of revenue, will be on a much lower rate at about 0.6% annually. Following this market development, feed additives are expected to account for $8.1 billion in 2010.

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

Summary

The total worldwide market for animal therapeutics and diagnostics was estimated at more than $15.6 billion in 2003 and by 2008 is likely to reach $19.6 billion, at an average annual growth rate (AAGR) of 4.7%. Animal therapeutics, e.g., vaccines, pharmaceuticals, and feed additives, are valued at $15.1 billion, and rising at an AAGR of 4.7%.

Pharmaceuticals account for the largest percentage of revenues at nearly 54%. Feed additives are the second largest market segment due to demand from the food animal producer segment. Diagnostic products account for a smaller portion of the market with $490.9 million in 2003, but are rising faster at an AAGR of 6.1%.

Pet Food Market:

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

The US Pet Food Industry is estimated to be $17 billion in 2008. It is highly concentrated with seven companies accounting for 86% of the total market. Nestle alone has a 30% market share.

Food and Ingredient Market

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

In the US, the situation is reversed, with dietary supplements by far the most accepted product format. It is generally established that US consumers are far more willing to take supplements than their European counterparts, thus explaining the large difference. Conversely, the US dairy probiotics market is relatively underdeveloped, as consumer-focused companies, such as Danone and Yakult, have invested less significantly in breaking the US market, though this trend appears to be changing rapidly towards entry into the US market.

On the whole, probiotics represent a fast-growing market for functional foods manufacturers and suppliers, and producers must be sure that they do not squander their good potential by supporting a well thought-out strategy.

Distribution Methods of the Products

As the Company is not yet producing product in commercial quantities, a distribution method has not been comprehensively established.  However, it is anticipated that as the product will be sold primarily to other downstream producers, who will be using the product as an additive or further refining it, then the product will be bulk shipped by truck in the appropriate containers required to maintain the product in a temperature controlled and non-contaminated state.

Status Update on Products

Through the end of the fiscal year, substantial additional work had been undertaken in regards to completing the engineering design on the pilot plant, together with a full budget.  Additionally, efforts were made in researching further markets for the yeast product, as well as researching potential higher value derivative products based on the yeast.  Subsequent to the Company being able to obtain the required financing for the pilot plant, the Company expects to be able to rapidly undertake the construction of the pilot plant, and, upon successful testing and operations, be in a position to generate initial revenues from the pilot operation.

Competitive Business Conditions

Generally speaking, the human nutrition market is seen as more lucrative than the animal nutrition market.  However, suppliers in the human sector must comply with very strict and expensive regulations with regards to the safety and efficacy of the products. The origin and control of raw materials may influence a new product’s acceptability for the human market. As an example, a raw material that is stored under unsanitary conditions will not be accepted for the production of human-grade yeast. Acceptable substrates would be for instance, off-spec batches of beer, of soft drinks and of course most milk products.

At the moment, no official request has been filed to pursue human applications. Consequently, our development efforts are directed towards to animal health/nutrition applications. Currently the international market for feed yeasts focuses mainly on livestock species.

Since yeasts contain up to 50% protein on a dry basis, they can be sold as protein supplements in animal nutrition. However, margins are weak in this segment because the overall supply of commodities such as corn, soy, canola and other protein sources is relatively cheap. In order to add significant value, other unique characteristics must be emphasized.  Potential buyers such as feed manufacturers have a sound understanding of the various yeast advantages, for instance as a supply of key nutrients in animal nutrition: essential amino acids, nucleotides, cell wall components, vitamins and minerals. Moreover, a number of refereed scientific publications describe the benefits of yeasts on animal growth and on immune status. In the EEC, ‘probiotic’ yeasts are being touted as alternatives to the use of antibiotic-type growth promoters in various animal species.

It is reasonable to forecast an increase in demand for a ‘clean’ protein source - yeast - in animal health/nutrition.  Factors behind this trend include the growing preoccupation of the average consumer towards publicized phenomena such as the overuse of antibiotics in food animal production and infectious outbreaks such as mad cow disease. Policy changes and progressive restrictions are likely to further help the introduction of new types of probiotic yeasts and their derivatives.

Up until now, the feed yeast market has been dominated by Saccharomyces cerevisiae, the yeast also known for bread-making, wine and beer fermentations. Major players have focused their efforts towards the development of new products from that very Saccharomyces such as selenium- or chromium-enriched yeasts. In certain cases, producers have channeled into the animal feed market those manufactured yeast lots which did not fully meet requirements for clients in human nutrition.

It is our approach to identify the unique characteristics of our own yeast variety, and target those downstream manufacturers who are presently using alternative yeast varieties, or who could benefit from the addition of yeast to their products.  In many instances, we can identify the unique characteristics of the Kluyveromyces strain we produce, and offer a cost effective substitute to the alternatives.   Upon establishing a market for our variety, we will be one of just a small number of global producers of this variety.

There are at the moment at least two known producers of Kluyveromyces, based in Europe, one selling into certain niche yeast markets, and the other selling savory ingredients for the aroma and flavoring industry. Our unique production method, and very low cost raw material supply, will position as being very competitive against these other producers.

Raw Materials

Various raw materials for this process are available in large volumes around the world, but in the current context those of greater interest are: milk by-products (whey permeates and derivatives), and expired or defective batches of beers and soft drinks. Such materials contain carbon, are generally of high quality, and in many instances cause environmental problems upon disposal. Depending on the circumstances, it is often possible to source these materials at no cost or to charge the point of origin to solve their disposal issue.

It is an understatement that the current regulatory situation does require more and more initiatives designed to alleviate the environmental impact of agrifood production.  Under such conditions, applying a new process to turn waste by-products into marketable value-added compounds and ingredients is an obvious step in the right direction.

Worldwide, more than 177 billion liters of cheese whey are produced annually. Less than 40 % of that amount is transformed into whey powder.  In Québec alone, cheese production generates 1,2 billion liters of liquid whey, a figure which represents more than half the overall Canadian production.

In 2003, the world production of beer was 144 billion liters annually. Supposing losses of 1% (returns and missed lots) we can estimate the available volumes to be more than 1.4 billion liters.  The annual worldwide consumption of sparkling sodas in 2005 was more than 194 billion liters.

The principal suppliers are very diverse, and potentially include all major manufacturers of cheese, beer and sparking sodas, in Quebec and neighboring regions.

Main whey producers in North America:

-	More than 20 cheese plants: Lactalis, Kraft, Parmalat, Saputo, Agropur

-	Some of Quebec medium companies; Chalifoux, Perron, St-Laurent, Boivin

Customers

As the Company is not yet in production, there is no reliance upon small numbers of major customers.   However, upon achieving production, as we will be producing a standardized product that is used by a large number of industries, we will likely be in the position of having a diversified customer base.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

We hold an exclusive license to the microbiological process known as “ProlactisTM”. The process provides for the bioconversion of lactose and other sugar into high proteins biomass, literally transforming waste and by-products into water and yeast to be used in animal feed. The ProlactisTM process bioreactor is patent-protected in Poland (WYN: (11) 198449) and has entered national phase in the US (US 20050037452, 23/09/2004 10/488110) and in Canada (PCT/CA2002/001404- 2458671 A1). The additional know-how and improvements to the process are left out of the patent since they are considered trade secrets. Patenting fees are covered by the Company through its licensing agreement with Redal Inc. while patents remain with the inventors.

Need For Any Government Approval of Principal Products or Services

We do not currently have any production, however, we are required to have government approvals for all manufacturing operations undertaken in the Province of Quebec and thus, we will be required to ensure that all approvals are granted and complied with.

Effects of Existing or Probable Government Regulations on our Business

Whereas economic considerations represent the main argument in convincing such potential users of the ProlactisTM technology, the continued tightening of environmental regulations will help in developing this market sector, as the costs of proper disposal of food production by-products and expired / faulty beer and carbonated beverages keep rising.

Research and Development Activities and Costs

In the two most recent fiscal years, we expended approximately $198,000 on research and development. The cost of this activity has been borne by the Company, as they have focused on further developing applications for the ProlactisTM process.  R&D activities include improvements on methods to concentrate and dry the finished yeast product; a genomic analysis of our produced yeast; development of a model whereby a biological control agent could be derived from the basic yeast product for use in pre- and post-harvest crop situations, and; the further development of two varieties of our key yeast product for core market applications.

Compliance with Environmental Laws

We are not required to comply with any environmental laws that are particular to our business operations. We are subject to wastewater quality requirements applicable to all businesses and subject to typical monitoring and inspection protocols. Our operations are environmentally beneficial, reclaiming and reducing food and beverage industry waste and rendering the residual safe for municipal disposal. Specific costs related to compliance with environmental laws relate generally to control of unprocessed raw materials and prevention of any down drain release of those raw materials.

Employees

At present, the Company has one employee, Mr. Daniel Trudeau, the Company’s President, Principal Executive Officer and Principal Financial Officer.

Additional information

Our corporate name is Anticus International Corporation, a Nevada corporation. We intend to change our name to Green Yeast Corporation at some time in the future. We are currently doing business as (DBA) Green Yeast Corporation in Canada, though in August 2008, we incorporated a wholly owned subsidiary in Canada, Green Yeast Canada Inc., to undertake R&D and operations in Canada, and we generally transitioned to that structure through the fiscal year. Our website, www.greenyeast.com, refers to Anticus International Corporation operations as the DBA Green Yeast Corporation. Information provided on our website, however, is not part of this report and is not incorporated herein.

ITEM 1A.                      RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

Special Note Regarding Forward-Looking Statements

Some of the statements in this Report on Form 10-K under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended.  Forward-looking statements include statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, those listed in this Annual Report on Form 10-K.

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.   We are under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2.                         PROPERTIES

Anticus International Corporation has no properties and at this time has no agreements to acquire any properties.

The Company currently operates from executive office space in Montreal, Quebec, Canada for which they pay a minimal rental of $50.00(CDN) per month. We believe that the foregoing facility is sufficient for our current operational needs, until we are able to commence the development of our first small scale production plant, in which case additional property would be required.

Our research and development sub-contractors have provided the necessary space to date as required for research testing, however upon the implementation of our pilot plant, we will be required to buy or lease a suitable property for the plant.

ITEM 3.                         LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-K.

ITEM 4.                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders for a vote during the fourth quarter of its fiscal year ending June 30, 2009.

PART II

ITEM 5.                         MARKET FOR REGISTRANT’s COMMON EQUITY, RELATED STOCHHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock trades on the Over-the-Counter Bulletin Board (“OTC/BB”) under the symbol "ATCI".  Following is a quarterly report of high and low bid prices for the last two (2) fiscal years.

On May 9, 2008 the Company announced that its common shares were again trading on the Over the Counter Bulletin Board under the symbol ATCI.OB. The Company’s common stock had previously become ineligible for quotation on the Over the Counter Bulletin Board due to the Company having filed more than two late periodic reports in a two year period. We were required to make timely periodic reports for a 12 month period and then reapply for quotation. During the period beginning November 22, 2006 and ending April 29, 2008 our common stock was quoted on the Over the Counter Pink Sheets under the symbol ATCI.PK.

Quarter	High ($)	Low ($)
4th Quarter ended 6/30/2009	0.003	0.0005
3rd Quarter ended 3/31/2009	0.0011	0.0005
2nd Quarter ended 12/31/2008	0.01	0.0005
1st Quarter ended 9/30/2008	0.03	0.01

4th Quarter ended 6/30/2008	0.04	0.01
3rd Quarter ended 3/31/2008	0.08	0.011
2nd Quarter ended 12/31/2007	0.08	0.035
1st Quarter ended 9/30/2007	0.055	0.04

The above information was provided by Pink Sheets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of October 6th, 2009, there were 69 record holders of the Company’s common stock.

During the last two (2) fiscal years, no cash dividends have been declared on the Company's stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of the end of the Company’s most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	405,755	(1)
Equity compensation plans not approved by security holders	3,300,000	$0.076	875,000
Total	3,300,000	$0.076	1,280,755

(1) The 2005 Stock Option Plan permitted the issuance of up to 3,000,000 shares. As of June 30, 2009, all issued options had expired unexercised, and a total of 2,594,245 shares had been issued as stock awards leaving 405,755 available to be issued under the plan.

Performance Graph

The Company is a smaller reporting company and is not required to provide this information.

ITEM 6.                         SELECTED FINANCIAL DATA

The Company is a smaller reporting company and is not required to provide this information.

ITEM 7.                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This current report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  You should not place undue reliance on these statements, which speak only as of the date that they were made.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

As used in this current report and unless otherwise indicated, the terms “we”, “us”, the “Company” and “Anticus” refer to Anticus International Corporation.

Summary

The Company continues to pursue its goals of commercializing the ProlactisTM microbiological process.

In October of 2007, the Company announced that a demonstration and operating unit at the Quebec science complex had started production of small batches of lactic yeast samples, Kluyveromyces marxianus.  Potential customers were satisfied with the initial samples, which has led to a requirement to produce larger samples of up to 500 kilograms, so as to further evaluate the product. The demonstration unit lacked this production capacity.

To meet this requirement, the Company is planning to build an expanded pre-production line, most likely at the same science complex, which will have a bioreactor capable of producing the 500 kilogram evaluation orders. This line will have all the supporting separators and drying systems and can be expanded by adding additional bioreactors as order levels increase.

In June 2008, the Company entered into an agreement with Redal, Inc, to construct a bioreactor capable of the larger sample quantities required. The cost was $26,649. The equipment is now completed and in storage until the support equipment required to process the larger samples can be purchased. Once we have the necessary supporting equipment for our larger capacity bio-reactor we will require approximately 12 weeks to activate the reactor for production.

On April 16, 2009 we entered into an agreement with Technologies Biofermec Inc. to produce 50 kilos of two KM yeast products, Active yeast and Autolyzed & hydrolyzed inactive yeast. Goals for this research production of yeast are: (1) To better understand the growth parameters of the strain K.marxianus GY (2) To define and establish the parameters for control and QC during fermentation (3) To optimize the growth medium for K.marxianus GY by using nutritional additives (4) To optimize the production of inoculums (5) To define and validate the fed-batch mode of propagation (6) To produce and dehydrate the three types of yeast products (7) To perform analysis and valuation of the three yeast products. The cost of this research is budgeted at $26,000 and scheduled for completion in November, 2009.  The funds required for this were expended from working capital.

Additionally, the Company is continuing to seek out new markets for its product, as well as to stable sources of low cost raw material. Efforts towards raising the capital necessary to fund current operations and business development plans are ongoing.

Liquidity & Capital Resources

The Company anticipates requiring approximately $360,000 through the next fiscal year to maintain current operations, and an estimated $1,400,000 to complete the development of the pre-industrial scale plant.The Company is looking into ways to reduce this cost by trying to acquire used equipment suitable for our needs and potentially leasing new or used equipment if available.

The Company will also require additional funds upon successful commencement of operations at the plant, for the purpose of working capital to fulfill orders, and expand management and staffing.  The amount and timing of additional funds required cannot be definitively stated as at the date of this report and will be dependent on a variety of factors, including the timing of if and when we are able to raise sufficient capital to complete our plant.  As of the filing of this report, the Company has been successful in raising the funds required to meet our current operations through equity financings.  However, the Company does not anticipate that it will have any significant revenues, if any at all, generated from its operations for the next 12 months and therefore has insufficient capital to undertake current operations and therefore expects to raise additional capital either by way of loans or equity.   The Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

The Company issued a total of $200,000 of non guaranteed convertible debentures, $100,000 on February 14, 2008 and $100,000 on April 29, 2008 , bearing interest at the rate of 8% per year, payable on the 30th of June and the 31st of December, and maturing on the second anniversary of their issuance date ($100,000) on February 14 2010, and $100,000 on April 29 2010, respectively), such Debentures to be convertible at the option of the holder into common shares of the Company at a price of $0.08 per common share, subject to the right of the Company to force conversion if the common shares trade at a minimum price of $0.16 per common share for fifteen consecutive trading days. The cost of financing was $12,000.  As of the date of this report, none of the amounts owed by the debentures have been converted to equity and, should they not be converted prior to maturity, the Company may be required to repay the amounts owing together with then outstanding accrued interest.  As of the filing date of this annual report, the Company is current on its interest payments.

On June 18, 2008, the Company authorized a private placement to raise Eight Hundred Thousand Dollars ($800,000 USD) through the issuance of a maximum of Thirteen Million Three Hundred Thirty-three Thousand and Three Hundred Thirty-four common shares (13,333,334) at $0.06 USD each. Each unit consists of one share of common stock at $0.06 USD per share, as well as one warrant exercisable at $0.12 USD per share no later than July 01, 2009.

In July 2008, the Company sold 1,666,667 units of this offering for $100,000 USD to Pelsa Foundation; the Company subsequently sold a total of 5,000,001 units for total consideration of $300,000 USD to Primitive African Art, comprised of a purchase of 1,666,667 units for $100,000 USD November 2008, 1,666,667 units for $100,000 USD February 2009, and 1,666,667 units for $100,000 USD in April 2009.  The total funds raised from this offering as of the date of this report are $400,000, less financing costs totally $24,000 of which $12,000 remains outstanding as of the date of this report.  Both Pelsa Foundation and Primitive African Art have an officer in common with a director of Anticus, Mr. Henri Baudet.   Mr. Baudet disclaims any voting control or beneficial ownership of Pelsa Foundation and Primitive African Art.   Further, the company to whom the cash financing costs are payable is 50% owned by Mr. Baudet. The funds were expended on operations of the Company.  Through the fiscal year ended June 30, 2009, the Company had not issued the shares to the placees, however, on October 5, 2009; the Company issued the shares to the placees.  All of the warrants issued under these placements expired unexercised subsequent to June 30, 2009.

The Company will not have sufficient working capital for the next twelve months of operations and will be required to raise further funds, either by way of equity, loans or a combination of both.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon successfully completing and operating the expandable plant so that we are able to demonstrate the commercial viability of our process and products.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining loans, assuming any loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

Comparison of 2009 and 2008

During the fiscal year ending June 30, 2009 the Company had no revenues and experienced a net operating loss for the period of $425,670, as compared to no revenues and a net operating loss of $704,501 in the fiscal year ending June 30, 2008.  The decrease in the amount of the loss was largely attributable to a decrease in general and administrative expenses from $416,333 in 2008 to $316,943 in 2009, and a decrease in the costs associated with the option grant compensation expense from $170,313 in 2008 to $nil in 2009. The decrease in the amount spent on general and administration expenses in the current fiscal year is due to an effort by the Company to reduce costs in several different expense categories during a generally challenging economic time. The expense associated with interest increased year over year, due to the interest accrued on the non-guaranteed convertible debentures.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Tabular Disclosure of Contractual Obligations

Payments Due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	-0-	200,000	-0-	-0-	-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Operating Lease Obligations	-0-	-0-	-0-	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-0-	-0-	-0-	-0-	-0-
Total	-0-	200,000	-0-	-0-	-0-

Critical Accounting Policies

We have identified certain accounting policies that are the most important to the portrayal of our current financial condition and results of operations, as identified in Notes 3 and 4 in our Financial Statements.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 8.                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are listed in Item 15 and begin at page F-1 of this Annual Report on Form 10-K.

De Joya Griffith & Company, LLC
Certified Public Accountants and Consultants

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Anticus International Corporation
Montreal, Canada A8 H3G 1Z8

We have audited the accompanying consolidated balance sheet of Anticus International, Corp. (A Development Stage Company) as of June 30, 2009 and the related consolidated statements of operations, consolidated stockholders’ equity, and consolidated cash flows for the year ended June 30, 2009 and from inception (May 1, 2002) to June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.  We did not audit the financial statements of Anticus International, Corp. for the year ended June 30, 2008 and from inception (May 1, 2002) to June 30, 2008. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to amounts included in the year ended and from inception (May 1, 2002) to June 30, 2008, is based solely on the report of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the predecessor auditor, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anticus International, Corp. (A Development Stage Company) as of June 30, 2009, and the results of their operations and cash flows for the year then ended and from inception (May 1, 2002) to June 30, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

  /s/ De Joya Griffith & Company, LLC

Henderson, Nevada
October 6, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Anticus International Corporation
Montreal, Quebec, Canada

We have audited the accompanying balance sheet of Anticus International Corporation (a development stage  company) as of June 30, 2008 and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended, and for the period from the Company’s inception (May 1, 2002) through June 30, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anticus International Corporation as of June 30, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Jonathon Reuben CPA

Jonathon P. Reuben CPA
An Accountancy Corporation

Torrance, California
September 26, 2008

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Balance Sheets June 30, 2009 (EXPRESSED IN U.S. FUNDS)
	June 30,	June 30,
	2009	2008
ASSETS
Current assets:
Cash	$33,180	$19,238
Prepaid expenses	7,064	27,909
Receivable from taxing authorities	24,905	23,867
Total current assets	65,149	71,014

Deferred loan fees, net	4,370	10,366
Property and equipment-net (notes 7 and 8)	10,891	16,135
Industrial Equipment (note 9)	27,391	-
Intangible asset- net	392,878	410,736
	435,530	437,237
Total assets	$500,679	$508,251

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$71,674	$34,010
Accrued interest on convertible debentures	7,912	4,362
Convertible debentures	200,000	-
Total current liabilities	279,586	38,372

Long term liabilities
Convertible debentures	-	200,000

Total liabilities	279,586	238,372

Stockholders' equity:
Authorized common stock:
75,000,000 shares with a par value of $0.001
Issued and outstanding:
43,644,960 shares at June 30, 2009 and 43,644,960 at June 30, 2008	43,645	43,645
Additional paid-in capital	2,128,615	2,128,615
Subscriptions payable	376,000	-
Deficit accumulated during development stage	(2,327,167)	(1,901,496)
Other comprehensive income	-	(885)
Total stockholders' equity	221,093	269,879
Total liabilities and stockholders' equity	$500,679	$508,251

The accompanying notes are an integral part of these financial statements

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Statements of Operations (EXPRESSED IN U.S. FUNDS)
	Years Ended June 30,		Cumulative Amounts from Date of Incorporation (May 1, 2002) Through June 30, 2009
	2009	2008
Revenue	$-	$-	$-

Operating expenses:
Research and development	81,112	116,653	257,509
Compensation on option grants	-	170,313	244,368
General and administrative expenses	316,943	416,333	1,678,170
Gain on settlement of indebtedness	-	(4,794)	(21,794)
Foreign exchange	4,771	-	4,771
	(402,826)	(698,505)	(2,163,024)
Other income (expenses)
Interest income	59	-	2,446
Interest expense	(22,903)	(5,996)	(28,899)

Loss from continuing operations	(425,670)	(704,501)	(2,189,477)

Discontinued operations	-	-	(137,690)

Net loss	$(425,670)	$(704,501)	$(2,327,167)

Other comprehensive loss
Foreign currency translation adjustment	885	(3,572)	-
Net comprehensive loss	$(424,785)	$(708,073)	$(2,327,167)

Net loss per share- basic	$(0.01)	$(0.02)

Weighted average common shares outstanding-basic	43,573,141	43,573,141

The accompanying notes are an integral part of these financial statements

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders' Equity
(EXPRESSED IN U.S. FUNDS)

	Common Stock		Additional Paid-in	Subscriptions	Deficit Accumulated During the Development	Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Payable	Stage	gain (loss)	(Deficit)

Inception, May 1, 2002	-	-	-	-	-	-	-
Shares issued for cash at $0.001	9,000,000	9,000	(8,000)	-	-	-	1,000
Net loss for the period	-	-	-	-	(1,013)	-	(1,013)
Balance, June 30, 2002	9,000,000	$9,000	$(8,000)	-	$(1,013)	-	$(13)

July 15, 2002
Shares issued for cash at $0.01	14,400,000	14,400	1,600	-	-	-	16,000
Net loss for the year	-	-	-		(17,250)		(17,250)
Balance, June 30, 2003	23,400,000	$23,400	$(6,400)	-	$(18,263)	-	$(1,263)

March 31, 2004
Shares issued for cash at $0.01	450,000	450	4,550	-	-	-	5,000
May 31, 2004
Shares issued for cash at $0.01	6,300,000	6,300	63,700	-	-	-	70,000
Net loss for the year	-	-	-	-	(38,587)	-	(38,587)
Balance, June 30, 2004	30,150,000	$30,150	$61,850	-	$(56,850)	-	$35,150

Shares to be issued for debt settled
(Note 11(b))	-	-	115,000	-	-	-	115,000
Net loss for the year	-	-	-	-	(198,374)	-	(198,374)
Balance, June 30, 2005	30,150,000	$30,150	$176,850	-	$(255,224)	-	$(48,224)

Shares issued for services
July 1, 2005	924,265	924	22,385	-	-	-	23,309
July 12, 2005	50,000	50	5,950	-	-	-	6,000
July 19, 2005	66,286	66	13,191	-	-	-	13,257
July 27, 2005	52,669	53	13,115	-	-	-	13,168
Shares issued for license agreement
July 28, 2005	100,000	100	23,900	-	-	-	24,000
September 2, 2005	200,000	200	51,800	-	-	-	52,000

The accompanying notes are an integral part of these financial statements

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders' Equity
(EXPRESSED IN U.S. FUNDS)

	Common Stock		Additional Paid-in	Subscriptions	Deficit Accumulated During the Development	Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Payable	Stage	gain (loss)	(Deficit)
September 7, 2005	228,872	229	59,278	-	-	-	59,507
October 18, 2005	171,872	172	29,046	-	-	-	29,218
Recognition of compensation on option grants
October 25, 2005	-	-	4,850	-	-	-	4,850
January 23, 2006	-	-	7,830	-	-	-	7,830
Shares issued for services
January 27, 2006	172,765	173	14,512	-	-	-	14,685
January 30, 2006	200,000	200	17,800	-	-	-	18,000
April 18, 2006	227,500	228	40,722	-	-	-	40,950
April 19, 2006
Recognition of compensation on option grants	-	-	14,030	-	-	-	14,030
April 20, 2006
Shares issued for license agreement	2,310,000	2,310	459,690	-	-	-	462,000
Shares issued for cash
May 31, 2006	500,000	500	124,500	-	-	-	125,000
June 12, 2006	100,000	100	24,900	-	-	-	25,000
June 15, 2006	45,000	45	11,586	-	-	-	11,631
Estimated value of rent charged to operations	-	-	3,600	-	-	-	3,600
Estimated value of services charged to operations	-	-	10,000	-	-	-	10,000
Other comprehensive gain						29	29
Net loss for the year	-	-	-	-	(412,544)		(412,544)
Balance, June 30, 2006	35,499,229	$35,499	$1,129,535	-	$(667,768)	$29	$497,295

August 14, 2006
Shares issued for services	75,016	75	18,679	-	-	-	18,754
August 17, 2006
Shares issued for cash	100,000	100	24,900	-	-	-	25,000
August 21, 2006
Shares issued for services	125,000	125	29,875	-	-	-	30,000
August 31, 2006
Shares issued for cash	60,000	60	14,940	-	-	-	15,000
October 3, 2006
Shares issued for license agreement	1,500,000	1,500	268,500	-	-	-	270,000
May 28, 2007
Shares issued for cash	5,714,286	5,715	399,336	-	-	-	405,051
Offering costs			(36,153)	-	-	-	(36,153)

The accompanying notes are an integral part of these financial statements

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders' Equity
(EXPRESSED IN U.S. FUNDS)

	Common Stock		Additional Paid-in	Subscriptions	Deficit Accumulated During the Development	Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Payable	Stage	gain (loss)	(Deficit)
Recognition of compensation on option grants
October 3, 2006			6,405	-	-	-	6,405
December 15, 2006			22,550	-	-	-	22,550
March 15, 2007			22,550	-	-	-	22,550
June 15, 2007			22,550	-	-	-	22,550
Other comprehensive gain						2,658	2,658
Net loss for the period				-	(529,227)		(529,227)
Balance June 30, 2007	43,073,531	$3,074	$1,923,667	-	$(1,196,995)	$2,687	$772,433

August 15, 2007
Shares issued for settlement of indebtedness	571,429	571	22,286	-	-	-	22,857
Recognition of value of warrants in settlement of indebtedness			12,349	-	-	-	12,349
Recognition of compensation on option grants
July 1, 2007			22,549	-	-	-	22,549
August 24, 2007			1,041	-	-	-	1,041
September 15, 2007			22,550	-	-	-	22,550
November 24, 2007			1,041	-	-	-	1,041
January 17, 2008			105,850	-	-	-	105,850
February 14, 2008			15,200	-	-	-	15,200
February 24, 2008			1,041	-	-	-	1,041
May 24, 2008			1,041	-	-	-	1,041
Other comprehensive gain (loss)						(3,572)	(3,572)
Net loss for the period				-	(704,502)		(704,502)
Balance June 30, 2008	43,644,960	$43,645	$2,128,615	-	$(1,901,497)	$(885)	$269,878

July 9, 2008 Issue of common stock, net of transaction costs of $3,529 (note 11)				94,000	-	-	94,000
November 6, 2008 Issue of common stock, net of transaction costs of$3,412 (note 11)				94,000	-	-	94,000
February 4, 2009 Issue of common stock, net of transaction costs of $3,412 (note 11)				94,000	-	-	94,000
April 6, 2009 Issue of common stock, net of transaction costs of $3,614 (note 11)				94,000	-	-	94,000
Other comprehensive gain (loss)						885	885
Net loss for the period					(425,670)		(425,670)
Balance June 30, 2009, (audited)	43,644,960	$43,645	$2,128,615	$376,000	$(2,327,167)	$-	$221,093

The accompanying notes are an integral part of these financial statements

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Statements of Cash Flows (EXPRESSED IN U.S. FUNDS)
	Years ended June 30,		Cumulative Amounts from Date of Incorporation (May 1, 2002) through June 30, 2009
	2009	2008
Cash flows from operating activities
Net loss for the period	$(425,670)	$(704,501)	$(2,327,167)
Shares issued for services	-	-	381,848
Shares issued for abandoned license	-	-	76,000
Contributed rent and services	-	-	13,600
Gain on settlement of indebtedness	-	(4,794)	(21,794)
Compensation recognized on option grants	-	170,313	271,078
Accrued interest	3,550	4,362	7,912
Amortized deferred loan fees	5,996	1,634	5,996
Depreciation	25,005	149,786	351,701
Adjustments to reconcile net loss to net cash
used in operating activities
Decrease (increase) in receivables	(1,038)	(18,790)	(26,514)
Decrease (increase) in prepaid expenses and other assets	20,845	1,048	13,488
Increase (decrease) in accounts payable and accrued expenses	37,664	(1,802)	99,285
Net cash used in operating activities	(333,648)	(402,744)	(1,154,567)

Cash flows from investing activities
Property and equipment	(29,295)	(13,596)	(51,076)
Net cash used by investing activities	(29,295)	(13,596)	(51,076)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	699,682
Payments in connection with private offering	-	-	(35,984)
Proceeds on sale and subscriptions of common stock	376,000	-	376,000
Proceeds on issuance of debt	-	200,000	200,000
Advances received from third party (paid)	-	(550)	-
Net cash provided by financing activities	376,000	199,450	1,239,698

Effect of exchange rates on cash	885	(4,824)	(876)

Net change in cash	13,942	(221,714)	33,180
Cash, beginning of period	19,238	240,952	-
Cash, end of period	$33,180	$19,238	$33,180

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the period for:
Interest	$12, 427	-	$12, 427
Income taxes	-	-	-

During the year ended June 30, 2008, the Company issued 571,429 shares of its common stock as part consideration for the cancellation of $40,000 of indebtedness.

The accompanying notes are an integral part of these financial statements

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(EXPRESSED IN U.S. FUNDS)

1.	Nature of operations

a)  Organization

The Company was incorporated in the State of Nevada, U.S.A., on May 1, 2002. On August 19, 2004, the Company effected a 3:1 forward stock split. On November 18, 2004, the Company effected a 3:1 forward stock split. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the forward stock splits.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $2,327,167 for the period from inception, May 1, 2002 to June 30, 2009, and has no sales.  The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company is actively seeking additional funding through the issuance of convertible debentures and private placements.  It is the Company’s intention to bring a pilot plant into operation as soon as possible. This will allow the Company to manufacture its own products and start generating revenues. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

2.    Change in Accounting Policy

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

3.    Summary of significant accounting policies

The consolidated financial statements include the accounts of the Company and its subsidiary, Green Yeast Canada Inc., created in August 2008.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(EXPRESSED IN U.S. FUNDS)

3.    Summary of significant accounting policies - continued

a)   Stock based compensation

The Company accounts for stock-based compensation under SFAS No. 123R, “Share-based Payment” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An amendment to SFAS No. 123.” These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS No’s 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The period of the stock-based award is determined using the Black-Scholes option-pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the years ended June 30, 2009 and 2008, the Company recognized $0 and $170,313, respectively, through the granting of stock options to its management (See Note 11).

b)   Issuance of stock for non cash consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or the vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested non-forfeitable common stock issued for future consulting services as prepaid services in its consolidated balance sheet.

c)   Use of estimates

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

 d)   Cash and cash equivalents

 For purposes of the statement of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

 ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(EXPRESSED IN U.S. FUNDS)

3.    Summary of significant accounting policies - continued

e)  Property and equipment

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

f)  Long-lived assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposal value. As of June 30, 2009, the Company did not deem any of its long-term assets to be impaired.

g)  Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. Currently, the Company maintains its cash in bank accounts which are not insured.

h)  Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectability is probable. Sales are recorded net of sales discounts.

 i)  Website development costs

Under FASB Emerging Issues Task Force Statement 00-2, “Accounting for Web Site Development Costs” (“EITF 00- 2”), costs and expenses incurred during the planning and operating stages of the Company's website development are expensed as incurred. Under EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit.

 j)  Research and development

 The Company expenses research and development costs as incurred.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(EXPRESSED IN U.S. FUNDS)
3.    Summary of significant accounting policies - continued

k)  Income taxes

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

The Company has total net operating tax loss carry forwards at June 30, 2009 of approximately $2,450,000 for federal income tax purposes. These net operating losses have generated a deferred tax asset of approximately $833,000 on which a valuation allowance equalling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carry forwards expire in various years through June 30, 2029 for federal tax purposes.

l)  Loss per share

In accordance with Statement of Financial Accounting Standards No. 128 – “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2008, the Company had 3,800,000 stock options and 571,429 stock warrants outstanding that would be included in the computation of diluted loss per share. The weighted average shares outstanding for the diluted loss per share computation is 46,240,579 for the year ended June 30, 2008. At June, 2009, the Company had 6,666,668 stocks warrants and 3,300,000 stocks options outstanding that would be included in the computation of diluted loss per share. The weighted average shares outstanding for the diluted loss per share computation is 53,688,682 for the year ended June 30, 2009. Diluted earnings (loss) per share is equal to that of basic earnings (loss) per share as the effects of stock options and warrants have been excluded as they are anti-dilutive.

m)  Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the reported prior year net loss.

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

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(EXPRESSED IN U.S. FUNDS)

4.    Adoption of New Accounting Standards - continued

a)   Fair Value Measurements (continued)

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

b)  Fair Value of Financial Instruments

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

	June 30, 2009		June 30, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets

Cash and cash equivalents	$33,180	$33,180	$19,238	$19,238
Receivable from taxing authorities	$24,905	$24,905	$23,867	$23,867

Financial liabilities

Accounts payable and accrued expenses	$62,920	$62,920	$34,010	$34,010
Accrued interest on convertible debt	$7,912	$7,912	$4,362	$4,362
Convertible debentures	$200,000	$200,000	$200,000	$200,000

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

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(EXPRESSED IN U.S. FUNDS)

5.    Recent accounting pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) and in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” ("SFAS 163”). SFAS 163 clarifies how SFAS 60, Accounting and Reporting by Insurance Enterprises applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for the Company’s interim period commencing June 1, 2009, except for disclosures about an insurance enterprise's risk-management activities, which were effective for the Company’s interim period commencing June 1, 2008. Management does not expect the adoption of SFAS 163 to have a material impact on the Company’s financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(EXPRESSED IN U.S. FUNDS)

5.    Recent accounting pronouncements - continued

and interim periods beginning after November 15, 2008 and will be adopted by the Company beginning in the first quarter of fiscal 2010.  Management has not determined the effect that adopting this statement would have on the Company’s financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” ("SFAS No. 160"), which will change the accounting and reporting for minority interests and will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company’s financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity’s first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to June 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company’s financial position, cash flows or results of operations.

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

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(EXPRESSED IN U.S. FUNDS)

5.     Recent accounting pronouncements - continued

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

6.    Intangible assets

In December 2005, the Company signed a Letter of Intent with MD Technologies Inc., Costal Inc., and Redal Inc. to acquire the worldwide exclusive license to the microbiological process known as “ProlactisTM”. The process provides for the bioconversion of lactose and other sugar into high proteins biomass, literally transforming waste and by-products into water and yeast to be used in animal feed.

The license was issued to the Company effective April 20, 2006. As compensation for the license, the Company issued two million one hundred thousand (2,100,000) shares at $0.20 per share, that were issued as an exempted transaction under Section 4(2) of the Securities Act of 1933.  In and subject to Rule 144 of the Securities Act of 1933 and in conjunction with the acquisition of the license, the Company paid a finder’s fee of two hundred and ten thousand (210,000) shares also valued at $0.20 per share. On October 3, 2006, the Company issued 1.5 million (1,500,000) shares at $0.18 per share to the licensor to waive any and all conditions contained in the license agreement and obtain a clear title to ProlactisTM. The cost of the license of $732,000 is being amortized over 25 years. Amortization expense for the years ended June 30, 2009 and June 30, 2008 $17,858 and $146,400, respectively.  The balance of the intangible asset as of June 30, 2009 was $392,878.

Accounting change in depreciation estimate: On July 1, 2008, the Company determined to amortize the license over its remaining useful life of 23 years and accordingly made a change in the depreciation estimate.

	2009	2008
Intangible asset	$732,000	$732,000

Accumulated depreciation	(339,122)	(321,264)

Net book value	$392,878	$410,736

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(EXPRESSED IN U.S. FUNDS)

6.     Intangible assets - continued

                Amortization expense for each of the following years is as follows:

June 30,	$
2010	17,858
2011	17,858
2012	17,858
2013	17,858
2014	17,858
Thereafter	303,588

7.    Website development

The cost of the website amounted to $18,103 and is being amortized over three years. Amortization expense for the years ended June 30, 2009 and 2008 were $6,034 and $3,046 respectively. The balance of website development as of June 30, 2009 was $6,977.

	2009 $	2008 $
Website development	18,103	18,102

Accumulated depreciation	(11,126)	(5,092)

Net book value	6,977	13,010

Amortization expense for each of the next two years is as follows:

June 30,	$
2010	6,034
2011	943

8.    Property and equipment

The cost of laboratory equipment amounted to $5,313 and is being depreciated over three years. Depreciation expenses for the years ended June 30, 2009 and 2008 were $1,114 and $285, respectively. The balance of laboratory equipment as of June 30, 2009 was $3,914.

	2009 $	2008 $
Property and equipment	5,313	3,410

Accumulated depreciation	(1,399)	(285)

Net book value	3,914	3,125

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(EXPRESSED IN U.S. FUNDS)

8.    Property and equipment - continued

Depreciation expense for each of the next three years is as follows:

June 30,	$
2010	1,360
2011	1,360
2012	1,194

9.    Industrial equipment

In October 2008, the Company purchased new industrial equipment for an amount of $27,391. It was not depreciated during the period as it was not ready for its intended use.

10.  Convertible debt payable

On February 14, 2008, the Company borrowed $100,000. The loan is evidenced by a convertible debenture. The debenture accrues interest at a rate of 8% per annum. Accrued interest is payable on June 30 and December 31. The debenture matures on February 14, 2010, when principal and any accrued and unpaid interest becomes fully due and payable. Until maturity, the debenture holder has the right to convert all or a portion of the principal balance in shares of the Company stock at a conversion price of $.08 per share. In the event that the closing price of the Company’s common stock has been a minimum of $.016 per share for any period of 15 consecutive days, the Company has the right to force conversion of any or all of the principal outstanding balance. The Company was late in paying the accrued interest that was due on June 30, 2009.

On April 29, 2008, the Company borrowed $100,000. The loan is evidenced by a convertible debenture. The debenture accrues interest at a rate of 8% per annum. Accrued interest is payable on June 30, and December 31. The debenture matures on April 29, 2010, when principal and any accrued and unpaid interest becomes fully due and payable. Until maturity, the debenture holder has the right to convert all or a portion of the principal balance in shares of the Company stock at a conversion price of $.08 per share. In the event that the closing price of the Company’s common stock has been a minimum of $.016 per share for any period of 15 consecutive days, the Company has the right to force conversion of any or all of the principal outstanding balance. The Company was late in paying the accrued interest that was due on June 30, 2009.

    The Company has determined that none of the convertible notes have a beneficial conversion feature since the price of the stock at issuance of the notes was less than the conversion price of $.08 per share.

                A summary of the amounts due under these debentures as of June 30, 2009 is as follows:

Principal:                          $200,000

Accrued interest:            $7,912

Interest expense on these debentures charged to operations during the year ended June 30, 2008 totaled $4,362 and as of June 30, 2009 totaled $15,978.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(EXPRESSED IN U.S. FUNDS)

10.  Convertible debt payable - continued

In connection with the above financing, the Company accrued at June 30, 2008, $12,000 in loan fees that it plans to pay during the subsequent year. The loan fees are being amortized over the term of the respective debt. For the year ended June 30, 2008, loan fees amortized and charged to operations totaled $1,634 and as of June 30, 2009 totaled $5,996.

Maturities of long-term debt over the term of the debt are as follows:

June 30,	$
2010	200,000

11.  Capital stock

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

b)  Common stock issuances

On July 1, 2005, the Company issued 799,265 shares of its common stock to two of its attorneys and 125,000 shares of its common stock to a consultant. The 924,265 shares were valued at $138,309, and were issued from the Company’s 2005 Stock Option Plan.

On July 12, 2005, the Company issued 50,000 shares of its common stock for legal services valued at $6,000, and were issued from the Company’s 2005 Stock Option Plan.

On July 19, 2005, the Company issued 66,286 shares of its common stock for legal services valued at $13,257, and were issued from the Company’s 2005 Stock Option Plan.

On July 27, 2005, the Company issued 52,669 shares of its common stock for consulting services valued at $13,168, and were issued from the Company’s 2005 Stock Option Plan.

On July 28, 2005, the Company issued 100,000 shares of its common stock in connection with the development of encryption software to be utilized on movies. The shares were valued at $24,000, and were issued from the stock from the Company’s 2005 Stock Option Plan. On September 2, 2005, the Company issued 200,000 shares of its common stock in connection with the development of encryption software to be utilized on movies. The shares were valued at $52,000, and were issued from the Company’s 2005 Stock Option Plan. The software project subsequently was abandoned.

On September 7, 2005, the Company issued 195,692 shares of its common stock for legal services valued at $50,880, and were issued from the Company’s 2005 Stock Option Plan.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(EXPRESSED IN U.S. FUNDS)

11.  Capital stock - continued

On September 7, 2005, the Company issued 33,180 shares for consulting services valued at $8,627, and were issued from the Company’s 2005 Stock Option Plan.

On October 11, 2005, the Company issued 171,872 shares of its common stock for legal services valued at $29,218, and were issued from the Company’s 2005 Stock Option Plan.

On January 27, 2006, the Company issued 172,765 shares of its common stock for legal services valued at $14,685, and were issued from the Company’s 2005 Stock Option Plan.

On January 30, 2006, the Company issued 200,000 shares of its common stock for legal services valued at $18,000, and were issued from the Company’s 2005 Stock Option Plan.

On April 18, 2006, the Company issued 227,500 shares of its common stock for legal services valued at $40,950, and were issued from the Company’s 2005 Stock Option Plan.

On April 20, 2006, the Company issued a total of 2,310,000 shares of its common stock for the worldwide exclusive license to the microbiological process known as ProlactisTM. The license was valued at $462,000.

On May 31, June 12 and June 15, 2006, the Company issued 645,000 shares of its common stock in private offering for $161,631.

On August 14, 2006, the Company issued 75,016 shares of its common stock for legal services valued at $18,754, and were issued from the Company’s 2005 Stock Option Plan.

On August 17, 2006, the Company issued 100,000 shares of its common stock in a private offering for $25,000.

On August 21, 2006, the Company issued 125,000 shares of its common stock for legal services valued at $30,000, and were issued from the Company’s 2005 Stock Option Plan.

On August 31, 2006, the Company issued 60,000 shares of its common stock in a private offering for $15,000.

On October 3, 2006, the Company issued a total of 1,500,000 shares of its common stock for the waiving of all conditions in the license agreement, giving a clear title to ProlactisTM, valued at $270,000.

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

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(EXPRESSED IN U.S. FUNDS)

11.  Capital stock – continued

On June 18, 2008, the Company authorized a private placement to raise $800,000 through the issuance of a maximum of 13,333,334 common shares at $0.06 each. Each unit consists of one share of common stock at $0.06 per share, as well as one warrant exercisable at $0.12 USD per share no later than July 1, 2009. Pursuant to this financing, on July 9, 2008, the Company sold 1,666,667 units of this offering for $100,000 and agreed to pay a financing fee of $6,000 for net proceeds of $94,000.  The shares were not issued during the period covered by this financial statement. On November 6, 2008, the Company sold 1,666,667 units of this offering for $100,000 and agreed to pay a financing fee of $6,000 for net proceeds of $94,000.  The shares were not issued during the period covered by this financial statement. On February 4, 2009, the Company sold 1,666,667 units of this offering for $100,000 and agreed to pay a financing fee of $6,000 for net proceeds of $94,000.  The shares were not issued during the period covered by this financial statement. On April 6, 2009, the Company sold 1,666,667 units of this offering for $100,000 and agreed to pay a financing fee of $6,000 for net proceeds of $94,000.  The shares were not issued during the period covered by this financial statement.

The Company has agreed to pay a cash financing fee in the amount of $24,000, which is equal to 6% of the gross proceeds of the private placement.  These transaction costs will be reflected as a reduction of additional paid in capital.  As of the date of these financial statements a total of $12,000 has been paid against these fees and $12,000 remains outstanding.

c)  Stock options

The Company has two stock option plans. The first is the 2005 Employee/Consultants Stock Option Plan (“2005 Plan”), adopted on June 14, 2005. Under the plan, a committee of the Company’s board of directors is authorized to issue shares and grant incentive stock options, to a maximum of 3,000,000 shares of the issued and outstanding shares, to directors, employees and consultants of the Company entitling them to purchase common share at a price per share determined by the committee. The plan expires on June 14, 2015.   The second is the 2008 Stock Option Plan (“2008 Plan”), adopted on January 17, 2008.  Under this plan, the Board of Directors or a committee appointed by the Board is authorized to issue shares and grant incentive stock options, to a maximum of 4,364,496 shares of the issued and outstanding shares, to directors, employees and consultants of the Company entitling them to purchase common share at a price per share determined by the committee. The plan will terminate on the earlier of the date of the grant of the final share or option for the last share of common stock allocated under the plan or 5 years from the date thereof, whichever is earlier, and no shares or options will be granted thereafter pursuant to the plan.

Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to additional paid-in capital.

Under the 2005 Plan, during the year ended June 30, 2006, a total of 300,000 options were granted to two (2) directors, of which 100,000 were cancelled and reissued under modified terms, as follows: On October 12, 2005, the board approved compensation to PH Vincent consisting of 100,000 options expiring December 31, 2007 at a price of $0.17 per share; these options were re-priced and reissued to be consistent with the 100,000 options granted at a price of $0.085 per share to Gilles Varin on January 23, 2006 and expiring on December 31, 2007. On April 19, 2006, each director received an additional 50,000 options at a price of $0.19 per share expiring December 31, 2007.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(EXPRESSED IN U.S. FUNDS)

11. Capital stock - continued

On August 30, 2006, the Company agreed to pay Mr. Trudeau compensation of five hundred thousand (500,000) options expiring June 30, 2008, under the 2005 Plan, exercisable at US$0.24, said options to be vested according to the following schedule:

125,000	December 15, 2006
125,000	March 15, 2007
125,000	June 15, 2007
125,000	September 15, 2007

On October 3, 2006, the board approved compensation to PH Vincent consisting of 50,000 options expiring December 31, 2007 at a price of $0.18 per share, under the 2005 Plan.

During the year ended June 30, 2008 and 2007, the recognized compensation expense associated with options granted were valued at $170,313 and $74,055, which was charged to operations.

On October 16, 2007, the Company agreed to pay Mr. Trudeau compensation of five hundred thousand (500,000) options expiring June 30, 2009, under the 2005 Plan, exercisable at US$0.07, said options to be vested according to the following schedule:

125,000	November 24, 2007
125,000	February 24, 2008
125,000	May 24, 2008
125,000	August 24, 2008

On January 17, 2008, the Company agreed to pay administrators and a special advisor compensation of two million nine hundred thousand (2,900,000) options expiring January 17, 2013, exercisable at US$0.07, under the 2008 Plan.

On February 14, 2008, the Company agreed to pay a supplier compensation of four hundred thousand (400,000) options expiring February 28, 2011, exercisable at US$0.12, under the 2008 Plan.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(EXPRESSED IN U.S. FUNDS)

11. Capital stock – continued

The following is a summary of the outstanding options:

	Number of shares	Weighted average exercise price
Outstanding June 30, 2006	300,000	$0.12
Granted	425,000	0.24
Exercised	-	-
Cancelled	-	-
Outstanding June 30, 2007	725,000	0.19
Granted	3,800,000	0.08
Exercised	-	-
Cancelled	(725,000)	(0.19)
Outstanding June 30, 2008	3,800,000	0.09
Granted
Exercised	-	-
Cancelled	(500,000)	(0.07)
Outstanding June 30, 2009	3,300,000	$0.09

The outstanding options can be exercised through January 17, 2013 at a price per share ranging from $0.07 to $0.12. 400,000 will expire on February 28, 2011 and 2,900,000 options will expire on January 17, 2013. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module. The following assumptions were made in estimating fair value:

Expected volatility	181% to 419%
Expected life	365 to 1 662 days
Risk-free interest rate	0.53% to 4.25%
Dividend yield	0%

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

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(EXPRESSED IN U.S. FUNDS)

11. Capital stock – continued

On April 6, 2009, the Company issued 1,666,667 stocks purchase warrants exercisable into common shares at $0.12 per share which expire on July 1, 2009. The stock purchase warrants were issued in connection with the private placement described above.

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, June 30 2008	571,429	$0.12	0.125
Issued	6,666,668	0.12	0.012
Expired	571,429	0.12	-
Exercised	-	-	-

Balance, June 30, 2009	6,666,668	$0.12	0.012

12. Related Party

During July 2008, the Company sold 1,666,667 units of this offering for $100,000 USD to Pelsa Foundation; the Company subsequently sold a total of 5,000,001 units for total consideration of $300,000 USD to Primitive African Art, who purchased 1,666,667 units for $100,000 USD in November 2008 1,666,667 units for $100,000 USD February 2009, and 1,666,667 units for $100,000 USD in April 2009.  The total funds raised from this offering as of the date of this report are $400,000, less financing costs totally $24,000.  Both Pelsa Foundation and Primitive African Art have an officer in common with a director of Anticus, Mr. Henri Baudet.   Mr. Baudet disclaims any voting control or beneficial ownership of Pelsa Foundation and Primitive African Art.

Further, the company to whom the financing costs were payable is a company of which 50% of the shares are owned by Mr. Baudet.   To date, a total of $12,000 has been paid against the financing costs of $24,000.

13. Income Taxes

The Company has adopted the FASB No. 109 for reporting purposes. As of June 30, 2009 and June 30, 2008, the Company had net operating loss carry forwards of approximately $1,779,167 and $1,328,988 respectively that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The applicable federal and state statutory tax rates used in determining the Company’s income tax provisions deferred tax asset are as follows:

	2009	2008
Federal income tax provision at statutory rate	35.0%	35.0%
States income tax provision at statutory rates, net of federal income tax effect	0.0%	0.0%
Total income tax provision	35.0%	35.0%

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(EXPRESSED IN U.S. FUNDS)

13.  Income taxes (continued)

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company’s loss before income taxes.  The components of these differences are as follows:

	2009	2008

Federal net operating income (loss)	$(450,179)	$(453,139)
Corporate tax rate	35.0%	35.0%

Expected tax recovery (expense)	(157,563)	(158,599)

Less:
Non-deductible stock based compensation
Change in valuation allowance	(157,563)	(158,599)

Future income tax provision	$-	$-

14. Subsequent Events

Subsequent to the period covered by this report, a total of 6,666,668 warrants exercisable at $0.12 per share, issued pursuant to private placements undertaken during fiscal 2009, expired unexercised.

Subsequent to the period covered by this report the Company issued a total of 6,666,668 shares of common stock pursuant to private placements undertaken during fiscal 2009.

On August 13, 2009, Hon. Pierre H. Vincent, a Director of the Company, informed the Board of Directors of the Company that he was resigning from the Board of Directors of the Company effective immediately due to other commitments which would impact on his ability to spend time on Company matters.  Mr. Vincent did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

The Company has evaluated subsequent events from the balance sheet date through October 6, 2009 and determined that there are no other items that require disclosure.

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T).                 CONTROLS AND PROCEDURES

Evaluation of Disclosures and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, Daniel Trudeau, and with the assistance of our outside accountant. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective.

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

Management, including our President acting as both principal executive officer and principal financial officer, Daniel Trudeau, and with the assistance of our outside accountant, assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies published in June of 2006 and the PCAOB preliminary staff views published October 17, 2007. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was effective as of June 30, 2009.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.                      OTHER INFORMATION

There is no further information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by the Form 10-K, but that was not reported, whether or not otherwise required by this Form 10-K.

PART III

ITEM 10.                       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Identification of Directors, Executive Officers and Certain Significant Employees

The following table sets forth the names and ages of all directors, executive officers and certain significant employees of the Company as of the filing date of this report, further indicating all positions and offices with the Company held by each such person, their term of office, and any arrangement or understanding between their selves and any other person(s) pursuant to which they were or are to be selected as a director or officer:

Name	Age	Position	Term of Office	Arrangement or Understandings
Daniel Trudeau	52	President, CEO and CFO	09/19/2006 to present	n/a
Henri Baudet	63	Director, and Chairman	08/24/2006 to present	n/a
Gerrit Bres	77	Director	04/19/2006 to present	n/a
Michel Plante	51	Director	07/03/2007 to present	n/a
Xin Zhao	50	Director	04/19/2006 to present	n/a

Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company. Furthermore, except as otherwise indicated below, no director or person nominated or chosen to become a director holds any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, 15 U.S.C. 80a–1, et seq., as amended.

Mr. Daniel Trudeau, Mr. Trudeau cumulates 26 years of experience acquired within the consulting engineering sector. Since his beginning Mr. Trudeau has had a passion for start-ups companies, having inter-alia, active participations from the early stages in the following companies; Telegescom Inc. (Microcell Inc.), Spectra Telecommunication Inc., and Look Communications, until the said companies became fully operational. Mr. Trudeau has also occupied the position of Vice President Operations for a company listed on the NASDAQ, as well as President and Chief of Operations of Technology Evaluation.Com. More recently, Mr. Trudeau occupied the position of VP Operations for BTC Experts-Conseils Inc, a company providing consultation services to other corporations.  Previously, he occupied the position of general manager of system Design and Integration for AVW-Telav Audio Visual Solutions, being responsible for the national management of sales and operations having management of a budget of $16 million and 40 employees located in 4 cities. Mr. Trudeau obtained a Bachelor Degree in Applied science and Mechanical Engineering from The Polytechnique School of Montreal in 1980. In 1992, he received his Master Degree in Business Administration from the Hautes Etudes Commercials of Montreal.

Henri Baudet began his career in the banking industry in 1970 in Geneva, Switzerland, with Banque Pariente (now Banca del Gottardo) where he held different management positions in several fields such as administration, stocks and bonds, and financial management. In 1973, he moved to Keyser Ullmann, a British merchant bank where he was responsible for the securities division. In 1986, he was appointed vice president at Banque de Dépot (a Latsis Group bank) as head of the private customers division. In 1989, he became Director of JP Jordan & Cie SA, a renowned portfolio management company in Geneva. In 1997, with some partners, he founded his own company, AS-B & Cie SA , dedicated to assets management for private clients – a company with which Mr. Baudet remains involved with to date. Over the years, Mr. Baudet has developed a great knowledge in financial mechanisms as well as an impressive list of contacts in the financial community.  Mr. Baudet obtained a degree in French literature, as well as a Baccalaureate of Law.

Gerrit Bres, born in Holland, spent most of his career in the food industry, including 25 years for McCain, a Canadian multinational food processor. His last position held was president of one of their divisions. He has been involved with the Canadian Meat Council from 1978 to 1998; acting as a Director from 1996 to 1997. Recently, he has worked as a consultant, more specifically as special project manager for projects such as continuous quality improvement system and new plant planning.

Michel Plante is a Chartered Accountant who worked for Coopers & Lybrand, Chartered Accountants, for ten years, and then held several financial management positions with various technological organizations. Recently, from 2003 to 2007, he was Vice-President Finance, Chief Financial Officer and Corporate Secretary at Roctest Limited, a company listed on the Toronto Stock Exchange. He is currently an advisor to the CEO of Groupe Cabico Inc, a position held since June 2007. Mr. Plante is also Chairman of Collège Laval (a privately-held secondary education institution) and a Director of Capital Vtechlab Inc. (TSX-Venture). Mr. Plante obtained his Bachelor’s in Accounting in 1980, from McGill University

 Dr. Xin Zhao, is presently a professor and Chair at the Department of Animal Science at McGill University, Montreal, Quebec, and has performed various other roles at that institution since 1997. In 1989, Cr. Zhao obtained a Ph.D.D from Cornell University in animal science, with minors in physiology and nutrition, and in 1985, obtained an M.Sc. in Nutritional Physiology and Nutritional Biochemistry at Nanjing Agricultural University, and in 1982 obtained his B.Sc. in Animal Science at Nanjing Agricultural College.  Mr. Zhao is a director for X-Terra Resources Corporation (XT, on the TSXV)

None of our executive officers or directors have been involved in any bankruptcy proceedings within the last five years, been convicted in or has pending any criminal proceeding, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities laws.

There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

All current directors are also directors for the wholly owned subsidiary, Green Yeast Canada Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year, the following represents each person who, at any time during the fiscal year,  was a director, officer, or beneficial owner of more than 10% of an class of equity securities of the Company registered pursuant to section 12 of the Exchange Act, did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year and prior fiscal years:

Name	Position Held	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Daniel Trudeau	President, Principal Executive Officer and Principal Financial Officer	Late/1	Late/8	N/A
Henri Baudet	Director and Chairman of the Board	Late/1	Late/1	N/A
Michel Plante	Director	Late/1	Late/1	N/A
Gerrit Bres	Director	Late/1	Late/1	N/A
Xin Zhao	Director	Late/1	Late/1	N/A
Pierre H Vincent	Prior Director (resigned Aug 13/09)	Late/1	Late/2	N/A

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company intends to review and finalize the adoption of a code of ethics at such time as it commences business operations and/or increases it management beyond our current single employee.  Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

The Board of Directors presently does not have an audit committee; therefore the Board of Directors performs the same functions as an audit committee.

The Board of Directors in performing its functions as an audit committee has determined that, for the purpose of and pursuant to the instructions of item 407(d)(5) of regulation S-K titled Audit Committee Financial Expert, Mr. Michel Plante possesses the attributes of an Audit committee financial expert.  Mr. Michel Plante is a Director of Anticus, and is believed to be independent as defined by item 407(a) of regulation S-K. He receives compensation only through his service as a director and is a stockholder with less than a 5% holding position.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

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

On January 17, 2008, the Company adopted its Stock Option Plan 2008, Under the plan, the Board of Directors or a committee appointed by the Board is authorized to issue shares and grant incentive stock options, to a maximum of 4,364,496 shares of the issued and outstanding shares, to directors, employees and consultants of the Company entitling them to purchase common share at a price per share determined by the committee. The plan will terminate on the earlier of the date of the grant of the final share or option for the last share of common stock allocated under the plan or 5 years from the date thereof, whichever is earlier, and no shares or options will be granted thereafter pursuant to the plan.

The Company’s 2005 plan and 2008 plan (collectively the “Plans”) are to be used to maintain the ability of the Company and its subsidiaries to attract and retain highly qualified and experienced directors, officers, employees and consultants (“Participants”) and to give such Participants a continued proprietary interest in the success of the Company and its subsidiaries. Pursuant to these Plans, eligible Participants will be provided the opportunity to participate in the enhancement of stockholder value through the grants of options, stock appreciation rights, awards of free trading stock and restricted stock, bonuses and/or fees payable in stock, or any combination thereof.

The Company’s Plans are currently administered by its Principal Executive Officer, Mr. Daniel Trudeau, under the guidelines of the plans as detailed below:

The Administrator shall have the authority, in its discretion:

•	to determine the fair market value of the securities to be issued under these Plans;

•	to select the Participants to whom the Options and Stock Awards may be granted thereunder;

•	to determine whether and to what extent Options or Stock Awards or any combination thereof, are granted thereunder;

•	to determine the number of shares of Common Stock or equivalent units to be covered by each Option and Stock Award granted thereunder;

•	to approve forms of agreement for use under these Plans;

•
to determine the terms and conditions, not inconsistent with the terms of these Plans, of any Option or Stock Award granted hereunder. Such terms and conditions include, but are not limited to, the exercise price, the time or times when Options may be exercised (which may be based on performance criteria), any vesting acceleration, and any restriction or limitation regarding any Option or Stock Award or the shares of Common Stock relating thereto, based in each case on such factors as the Administrator, in its sole discretion, shall determine;

•	to construe and interpret the terms of this Plan and Options or Stock Awards;

•
to prescribe, amend and rescind rules and regulations relating to the Plans, including rules and regulations relating to sub-plans established for the purpose of qualifying for preferred tax treatment under foreign tax laws;

•	to authorize any person to execute on behalf of the Company any instrument or treasury order required to effect the grant of an Option or Stock Award previously granted by the Administrator; and

•	to make all other determinations deemed necessary or advisable for administering these Plans.

The Company’s Executive Compensation is currently approved by the Board of Directors of the Company in the case of the Company’s Principal Executive Officer.   For all other executive compensation contracts, the Principal Executive Officer will negotiate and approve the contracts and compensation at such time as they are required.

Mr. Daniel Trudeau, President and CEO, first signed a one year employment contract with the Company in September 2006.  This contract was renewed / extended in November 2007 for another year.  In November 2008, the contract was again renewed / extended by mutual agreement, with total annual compensation of $90,000 CDN per year.  As of the date of this report the Board of Directors has not formally approved this agreement.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Daniel Trudeau, PEO, PFO	2009	74,168	-0-	-0-	1,041	-0-	-0-	-0-	-0-
Daniel Trudeau PEO, PFO	2008	66,361	-0-	-0-	25,673	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year End

The Company has two stock option plans, the 2005 stock option plan under which all options previously issued have expired and the 2008 stock option plan of which the issuances named executive officers are disclosed below.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Daniel Trudeau, PEO, PFO	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Option Exercises and Stock Vested

The Company has two stock option plans, the 2005 stock option plan under which all options previously issued have expired and the 2008 stock option plan, from which no options granted were exercised by named executive officers.

Pension Benefits

There are no arrangements or plans in which we provide pension, retirement or similar benefits for named executive officers, except that named executive officers may receive stock options at the discretion of our plan administrator or board of directors.

We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Nonqualified and defined contribution and other nonqualified deferred compensation plans.

The Company has no nonqualified plans at the current time.

Potential payments upon termination or change in control

The Company does not have any termination of employment or change in control arrangements with any of its executive officers.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)		Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Henri Baudet, Chairman of the Board & Director	6,000	-0-	18,250	(1)	-0-	-0-	-0-	24,250
Michel Plante, Director	-0-	-0-	10,950	(2)	-0-	-0-	-0-	10,950
Gerrit Bres, Director	-0-	-0-	10,950	(3)	-0-	-0-	-0-	10,950
Xin Zhao, Director	-0-	-0-	10,950	(4)	-0-	-0-	-0-	10,950

(1)	500,000 options, granted January 17, 2008, under the 2008 Stock option plan, priced at $0.07, expiring January 17, 2013.

(2)	300,000 options, granted January 17, 2008, under the 2008 Stock option plan, priced at $0.07, expiring January 17, 2013.

(3)	300,000 options, granted January 17, 2008, under the 2008 Stock option plan, priced at $0.07, expiring January 17, 2013.

(4)	300,000 options, granted January 17, 2008, under the 2008 Stock option plan, priced at $0.07, expiring January 17, 2013.

Other than those stock options detailed above, we did not pay director's fees to Company Directors by way of cash or other cash compensation for services rendered as a director in the year ended June 30, 2009, save for $6,000 invoiced from a Company of which Henri Baudet is a 50% shareholder, for Mr. Baudet attending director meetings and for travel expenses.  We have at present no formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than indicated in this Annual Report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Compensation Committee

We do not currently have a compensation committee.  The Company's Executive Compensation is currently approved by the Board of Directors of the Company in the case of the Company's Principal Executive Officer. For all other executive compensation contracts, the Principal Executive Officer negotiates and approves the contracts and compensation.

ITEM 12.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of October 6, 2009, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Cede & Co.(2) P.O. Box 20 Bowling Green Station New York, NY 10004	26,242,854 shares held directly	52.16%
Common	Primitive African Art.(3) c/o 9 Rue Des Alpes Geneve, Switzerland	5,500,001 common shares held directly	10.93%

(1) Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of October 6, 2009 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 50,311,268 shares of common stock outstanding as of October 6, 2009.

(2) CEDE and Co. holds these shares on behalf of various shareholders.  It is not known to the Company if any of the shares held would independently denote 5% shareholders as no 13D filings have been made and therefore the Company cannot provide further information as to the beneficial ownership of any shareholders holding 5% under CEDE & Co.

(3) The Chairman of the Board of Directors and a director of the Company is the President of this company; however, he disclaims any voting control or beneficial ownership of the shares.

Security Ownership of Management
The following table sets forth information, as of October 6, 2009, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)

Common	Henri Baudet, Chairman of the Board & Director	500,000 stock options held directly	0.98%
Common	Michel Plante, Director	300,000 stock options held directly	0.59%
Common	Daniel Trudeau, Principal Executive Officer, Principal Financial Officer	0	-0-
Common	Gerrit Bres, Director	300,000 stock options held directly	0.59%
Common	Xin Zhao, Director	300,000 stock options held directly	0.59%
Common	All Officers and Directors as a group	1,400,000 common shares	2.75%

(1)      Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of October 6, 2009 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 50,311,628 shares of common stock outstanding as of October 6, 2009.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not currently have any equity compensation plans and has therefore not authorized any securities for issuance.

Changes In Control

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

During July 2008, the Company sold 1,666,667 units of this offering for $100,000 USD to Pelsa Foundation; the Company subsequently sold a total of 5,000,001 units for total consideration of $300,000 USD to Primitive African Art, who purchased 1,666,667 units for $100,000 USD November 2008 1,666,667 units for $100,000 USD February 2009, and 1,666,667 units for $100,000 USD in April 2009.  The total funds raised from this offering as of the date of this report are $400,000, less financing costs totally $24,000.  Both Pelsa Foundation and Primitive African Art have an officer in common with a director of Anticus, Mr. Henri Baudet.   Mr. Baudet disclaims any voting control or beneficial ownership of Pelsa Foundation and Primitive African Art.

Further, the company to whom the financing costs were payable is a company of which 50% of the shares are owned by Mr. Baudet.   To date, a total of $12,000 has been paid against the financing costs of $24,000.

Parents

There are no parents of our Company.

Director Independence

As of the date of this annual report we have determined that we have three independent directors.  The Company has not yet developed any categorical standards for determining the materiality of relationships that the Directors may have with the Company, however as our director and Chairman of the Board of Directors, Henri Baudet, is a 50% shareholder of a company that has business dealings with Anticus we have determined that he is not independent.

The Company expects to develop categorical standards for determining independence and the materiality of relationships that directors may have with the Company and still maintain independence during fiscal 2010.  The Company will either include its independence standards in its next proxy statement, if developed at that time and will post such information on its website.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the years ended June 30, 2009 and June 30, 2008:

Services	$2009	$2008
Audit fees	10,000	18,619
Audit related fees	17,256	-0-
Tax fees	2,000	27,497
Total fees	29,256	46,116

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees.  For fiscal 2009, these fees were paid to our prior principal auditor and reflect the fees for quarterly reports.

Tax fees shown for 2009 are estimated only for the purposes of this disclosure based on advice from the principal auditor for preparation of our U.S. tax return and are expected to be $1000, we expect the Canadian tax returns will be prepared by Canadian accountants qualified to undertake the tax returns and that those fees will be $1000 as well, bringing total fees for 2009 tax returns to $2000.  The tax fees for 2008 include our tax returns from fiscal 2002 through to fiscal 2008.  This work was not prepared by our principal auditor but by and accounting firm qualified to undertake the tax returns. These fees are cumulative for those years..

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

Index to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms	F1 & F-2
Consolidated Balance Sheets	F-3
Statements of Consolidated Operations and Comprehensive Loss	F-4
Statement of Changes in Stockholders’ Deficiency	F-5 To F-7
Statements of Consolidated Cash Flows	F-8
Notes to the Consolidated Financial Statements	F-9 to F-25

Schedules

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

Exhibits

3.1.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 18, 2003.
3.1.2	Amended Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 18, 2003.
3.2.1	Bylaws	Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 18, 2003.
3.2.2	Amended Bylaws	Filed herewith
10.1	2005 Stock Option Plan	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on June 29, 2005.
10.2	Agreement	Incorporated by reference to the Exhibits attached to the Company's report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2006.
10.3	Agreement	Incorporated by reference to the Exhibits attached to the Company's report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2006.

10.4	Management Contract and November 2008 amendment between the Company and Daniel Trudeau	Filed herewith
10.5	Agreement - Work Proposal with Technologies Biofermec Inc. dated April 16, 2009, translation from the original agreement in French.	Incorporated by reference to the Exhibits attached to the Company's report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2009.
10.6	2008 Stock Compensation Plan	Filed herewith
16.1	Letter re: change in certifying accountant	Incorporated by reference to the Exhibit attached to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2009
21.1	Subsidiaries of the registrant	Incorporated by reference to the information contained in this Form 10-K.
31.1	Section 302 Certification- Principal Executive Officer and Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTICUS INTERNATIONAL CORP.

By:/s/ Daniel Trudeau
Name: Daniel Trudeau
Title: President, Principal Executive Officer, Principal Financial Officer
Date: October 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Daniel Trudeau
Name: Daniel Trudeau
Title: President, Principal Executive Officer, Principal Financial Officer
Date: October 13, 2009

By:/s/ Henri Baudet
Name: Henri Baudet
Title: Director
Date: October 13, 2009

By:/s/ Gerrit Bres
Name: Gerrit Bres
Title: Director
Date: October 13, 2009

By:/s/ Michel Plante
Name: Michel Plante
Title: Director
Date: October 13, 2009

By:/s/ Xin Zhao
Name: Xin Zhao
Title: Director
Date: October 13, 2009