Form 10-Q
period 2009-09-30
ANTICUS INTERNATIONAL CORP
filed 2009-11-16
CIK 1192494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

51,978,295 common shares outstanding as of November 12, 2009
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

ANTICUS INTERNATIONAL CORPORATION

PART I

ITEM 1.                        FINANCIAL STATEMENTS

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Balance Sheets September 30, 2009 (EXPRESSED IN U.S. FUNDS)
	September 30,	June 30,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$52,005	$33,180
Prepaid expenses	3,532	7,064
Receivable from taxing authorities	6,969	24,905
Total current assets	62,506	65,149

Deferred loan fees, net	2,859	4,370
Property and equipment-net	9,844	10,891
Industrial Equipment (note 4)	27,391	27,391
Intangible asset- net	388,414	392,878

Total assets	$491,014	$500,679

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$106,243	$71,674
Accrued interest on convertible debentures	4,011	7,912
Convertible debentures	200,000	200,000
Total current liabilities	310,254	279,586

Total liabilities	310,254	279,586

Stockholders' equity:
Authorized common stock:
75,000,000 shares with a par value of $0.001
Issued and outstanding:
50,311,628 shares at September 30, 2009 and 43,644,960 at June 30, 2009	50,313	43,645
Additional paid-in capital	2,497,947	2,128,615
Subscriptions payable	94,000	376,000
Deficit accumulated during development stage	(2,461,500)	(2,327,167)
Total stockholders' equity	180,760	221,093
Total liabilities and stockholders' equity	$491,014	$500,679

The accompanying notes are an integral part of these financial statements

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Statements of Operations (EXPRESSED IN U.S. FUNDS)
	Three Month Period Ended September 30,		Cumulative Amounts from Date of Incorporation (May 1, 2002) Through September 30, 2009
	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-

Operating expenses:
Research and development	34,853	1,169	292,362
Compensation on option grants	-	-	244,368
General and administrative expenses	70,689	115,526	1,748,859
Gain on settlement of indebtedness	-	17	(21,794)
Foreign exchange	2,156	-	6,927
	(107,698)	(116,712)	(2,270,722)
Other income (expenses)
Interest income	792	-	3,238
Interest and penalties expense	(27,427)	(5,767)	(56,326)

Loss from continuing operations	(134,333)	(122,479)	(2,323,810)

Discontinued operations	-	-	(137,690)

Net loss	$(134,333)	$(122,479)	$(2,461500)

Other comprehensive loss
Foreign currency translation adjustment	-	(487)	-
Net comprehensive loss	$(134,333)	$(122,966)	$(2,461,500)

Net loss per share- basic	$(0.00)	$(0.00)

Weighted average common shares outstanding-basic	44,084,521	45,148,583

The accompanying notes are an integral part of these financial statements

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Statements of Cash Flows (EXPRESSED IN U.S. FUNDS)
Three Month Period Ended September 30,		Cumulative Amounts from Date of Incorporation (May 1, 2002) Through September 30, 2009
2009	2008
(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss for the period	$(134,333)	$(122,478)	$(2,461,500)
Shares issued for services	-	-	381,848
Shares issued for abandoned license	-	-	76,000
Contributed rent and services	-	-	13,600
Gain on settlement of indebtedness	-	-	(21,794)
Compensation recognized on option grants	-	-	271,078
Accrued interest	(3,901)	-	4,011
Amortized deferred loan fees	-	-	5,996
Depreciation	7,896	39,904	359,597
Adjustments to reconcile net loss to net cash
used in operating activities
Decrease (increase) in receivables	17,936	(4,540)	(8,578)
Decrease (increase) in prepaid expenses and other assets	3,532	(13,455)	17,020
Increase (decrease) in accounts payable and accrued expenses	34,569	11,552	133,855
Increase (decrease) in convertible debentures	-	4,054	-
Net cash used in operating activities	(74,301)	(84,963)	(1,228,867)

Cash flows from investing activities
Property and equipment	(874)	-	(51,950)
Net cash used by investing activities	(874)	-	(51,950)

Cash flows from financing activities
Proceeds from issuance of common stock	-	100,000	699,682
Payments in connection with private offering	-	-	(35,984)
Proceeds on sale and subscriptions of common stock	94,000	-	470,000
Proceeds on issuance of debt	-	-	200,000
Net cash provided by financing activities	94,000	100,000	1,333,698

Effect of exchange rates on cash		(487)	(876)

Net change in cash	18,825	14,550	52,005
Cash, beginning of period	33,180	19,238	-
Cash, end of period	$52,005	$33,788	$52,005

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

1	Nature of operations

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
As shown in the accompanying financial statements, the Company has incurred a net loss of $2,461,500 for the period from inception, May 1, 2002 to September 30, 2009, and has no sales.  The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company is actively seeking additional funding through the issuance of convertible debentures and private placements.  It is the Company’s intention to bring a pilot plant into operation as soon as possible. This will allow the Company to manufacture its own products and start generating revenues. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

d)  Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The consolidated interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

2	Summary of significant accounting policies

The consolidated financial statements include the accounts of the Company and its subsidiary, Green Yeast Canada Inc., created in August 2008.

a)   Use of estimates

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

b)   Cash and cash equivalents

For purposes of the statement of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

c)  Loss per share

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company.  Where applicable, dilutive loss per share is equal to that of basic loss per share as the effects of stock options and warrants have been excluded as they are anti-dilutive.

3	Adoption of New Accounting Standards

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

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

a)  Fair Value Measurements - (continued)

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

The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business and the receivable from taxing authorities’ approximate fair value because of the relatively short period of time between their origination and expected realization.

	September 30, 2009		June 30, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$52,005	$52,005	$33,180	$33,180
Receivable from taxing authorities	$6,969	$6,969	$24,905	$24,905

Financial liabilities
Accounts payable and accrued expenses	$106,243	$106,243	$71,674	$71,674
Accrued interest on convertible debt	$4,011	$4,011	$7,912	$7,912
Convertible debentures	$200,000	$200,000	$200,000	$200,000

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

4	Industrial equipment

In October 2008, the Company purchased new industrial equipment for an amount of $27,391. It was not depreciated during the period as it was not ready for its intended use.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

5	Capital stock

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

b)  Common stock issuances

The authorized common stock of the Company consists of 75,000,000 shares of common stock with par value of $0.001.

On August 14, 2009, the Company sold an additional 1,666,667 units of this offering for cash consideration of $100,000 and agreed to pay a financing fee of $6,000 for net proceeds of $94,000. The shares were not issued during the period covered by this financial statement and are recorded as subscriptions payable.

The Company has agreed to pay a cash financing fee in the amount of $30,000, which is equal to 6% of the gross proceeds of the private placement. These transaction costs are reflected as a reduction of additional paid in capital.  Of the amount of $30,000 cash financing fee, a total of $12,000 has been paid and the remaining $18,000 remains due and payable.

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

 ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

5	Capital stock (continued)

d) Warrants

On August 14, 2009, the Company accepted a private placement which included the issuance of 1,666,667 stock purchase warrants exercisable into common shares at $0.12 per share expiring on July 1, 2009. As the expiry date of the warrants was prior to the acceptance date of the subscription, no warrants were issued by the Company.

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)
Balance, June 30 2008	571,429	$0.12	0.125
Issued	6,666,668	$0.12	0.012
Expired	571,429	$0.12	-
Exercised	-	-	-
Balance, June 30, 2009	6,666,668	$0.12	0.012
Issued	-	$0.12
Expired	6,666,668	$0.12
Exercised
Balance, September 30, 2009	-

6	Related Party

In July 2008, the Company sold 1,666,667 units of this offering for $100,000 USD to Pelsa Foundation; the Company subsequently sold a total of 5,000,001 units for total consideration of $300,000 USD to Primitive African Art, who purchased 1,666,667 units for $100,000 USD in November 2008 1,666,667 units for $100,000 USD February 2009, 1,666,667 units for $100,000 USD in April 2009, and in August 2009, the Company sold a total of 1,666,667 units for $100,000 USD to Farnworth Securities. The total funds raised from this offering as of the date of this report are $500,000, less financing costs totaling $30,000.  Pelsa Foundation, Primitive African Art and Farnworth Securities have an officer in common with a director of Anticus, Mr. Henri Baudet.   Mr. Baudet disclaims any voting control or beneficial ownership of Pelsa Foundation, Primitive African Art and Farnworth Securities.

Further, the company to whom the financing costs were payable is a company of which 50% of the shares are owned by Mr. Baudet.   To date, a total of $12,000 has been paid against the financing costs of $30,000.

7	Subsequent Events

Subsequent to the period covered by this report the Company issued a total of 1,666,667 shares of common stock pursuant to a private placement undertaken during the three month period ended September 30, 2009.

On October 16, 2009, a company controlled by a director of the Company entered into a contract with the Company to undertake the financial reporting and financial statement preparation for the Company.

The Company has evaluated subsequent events from the balance sheet date through November 12, 2009 and determined that there are no other items that require disclosure.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

Forward-Looking Statements

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

General Overview

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

The ProlactisTM process provides, through the use of a bioreactor, for the microbial bioconversion of lactose and other fermentable carbohydrates (sugars), into a high quality protein biomass, literally transforming certain food production waste and by products into water and commercially usable yeast called Kluyveromyces marxianus. The ProlactisTM process was developed by Jacques Goulet, Ph.D., Agr, President of Costal Inc. and professor at Laval University in Quebec City, Quebec, Canada, Michel Deblois, President of Michel Deblois Technologies Inc. and engineer, and Lucien Pomerleau, M.Sc., Agr., and President of Redal, Inc.  The yeast variety produced by this process as part of the Company’s license, is Kluyveromyces marxianus, and the remaining effluent is then available for simple disposal into municipal wastewater systems.

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

Status Update on Products

Through the end of the current quarter ending September 30, 2009, additional work had been undertaken in regards to completing the engineering design on the pilot plant.  Additionally, efforts were made in researching new markets for the yeast product, as well as researching potential higher value derivative products based on the yeast, including research on the viability of utilizing our product in swine health and nutrition.  Subsequent to the Company being able to obtain the required financing for the pilot plant, the Company expects to be able to rapidly undertake the construction of the pilot plant, and, upon successful testing and operations, be in a position to generate initial revenues from the pilot operation.

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

Worldwide, more than 177 billion liters of cheese whey are produced annually. Less than 40 % of that amount is transformed into whey powder.  In Québec alone, cheese production generates 1.2 billion liters of liquid whey, a figure which represents more than half of the overall Canadian production.

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

Recent Corporate Developments

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

To meet this requirement, the Company is planning to build an expanded pre-production line, which will have a bioreactor capable of producing the 500 kilogram evaluation orders. This line will have all the supporting separators and drying systems and can be expanded by adding additional bioreactors as order levels increase.

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

On April 16, 2009, we entered into an agreement with Technologies Biofermec Inc. to produce 50 kilos of two KM yeast products, Active yeast and Autolyzed & hydrolyzed inactive yeast. Goals for this research production of yeast are: (1) To better understand the growth parameters of the strain K.marxianus GY (2) To define and establish the parameters for control and QC during fermentation (3) To optimize the growth medium for K.marxianus GY by using nutritional additives (4) To optimize the production of inoculums (5) To define and validate the fed-batch mode of propagation (6) To produce and dehydrate the three types of yeast products (7) To perform analysis and valuation of the three yeast products. The cost of this research is budgeted at $26,000, which funds were expended from working capital.

As of the end of October, the project is slightly overbudget but has been proceeding on schedule. A final report is expected in mid November. The Green Yeast GY-01 strain has been stabilized and thoroughly investigated at the bench scale, and culturing the yeast in pilot fermenters of various sizes has generated approximately 20 kg instead of the anticipated 50 kg. This was due to unexpected difficulties with the drying stages. Overall, key process variables and product quality parameters have been identified for future scale-up.

Live and inactive samples are being analyzed by Canada`s CFIA in order to complete the registration process and ensure the introduction of the products on the Canadian animal nutrition market.

On September 23, 2009, in order to further evaluate potential markets for our products, a contract was signed with the CDPQ (Quebec Swine Development Council) in the amount of C$7,535 to carry out an analytical overview of existing scientific and technical literature on the value of Kluyveromyces yeast in swine health and nutrition, to select and study 20 papers (if applicable), and submit an itemized report.  Also, there will be a 3-hour session for presenting the results at the CDPQ offices.

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

Liquidity and Capital Resources

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

The Company issued a total of $200,000 of non guaranteed convertible debentures, $100,000 on February 14, 2008 and $100,000 on April 29, 2008 , bearing interest at the rate of 8% per year, payable on the 30th of June and the 31st of December, and maturing on the second anniversary of their issuance date ($100,000) on February 14 2010, and $100,000 on April 29, 2010, respectively), such Debentures to be convertible at the option of the holder into common shares of the Company at a price of $0.08 per common share, subject to the right of the Company to force conversion if the common shares trade at a minimum price of $0.16 per common share for fifteen consecutive trading days. The cost of financing was $12,000.  As of the date of this report, none of the amounts owed by the debentures have been converted to equity and, should they not be converted prior to maturity, the Company may be required to repay the amounts owing together with then outstanding accrued interest.  As of the filing date of this quarterly report, the Company is current on its interest payments.

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

To date the Company has raised a total of $500,000 pursuant to this placement, less financing costs of $30,000 of which they have paid $12,000 and $18,000 remains outstanding.  All warrants issued pursuant to the placements have expired.   The funds raised by the placement have been used for general working capital.

In July 2008, the Company sold 1,666,667 units of this offering for $100,000 USD to Pelsa Foundation; the Company subsequently sold a total of 5,000,001 units for total consideration of $300,000 USD to Primitive African Art, who purchased 1,666,667 units for $100,000 USD in November 2008 1,666,667 units for $100,000 USD February 2009, 1,666,667 units for $100,000 USD in April 2009, and in August 2009, the Company sold a total of 1,666,667 units for $100,000 USD to Farnworth Securities. The total funds raised from this offering as of the date of this report are $500,000, less financing costs totaling $30,000.  Pelsa Foundation, Primitive African Art and Farnworth Securities have an officer in common with a director of Anticus, Mr. Henri Baudet.   Mr. Baudet disclaims any voting control or beneficial ownership of Pelsa Foundation, Primitive African Art and Farnworth Securities. Further, the company to whom the financing costs were payable is a company of which 50% of the shares are owned by Mr. Baudet.   To date, a total of $12,000 has been paid against the financing costs of $30,000.

The funds were expended on operations of the Company.  Through the period covered by this report, the Company had not issued the shares for the August 2009 placement, however, on November 5, 2009; the Company issued the shares to the placee.  All of the warrants issued under these placements expired unexercised in the reporting period, or, in the case of the August 2009 placement, were not issued as the placement was accepted subsequent to the expiry date of the warrants in the placement agreement.

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

Results of Operations

Comparison of three month periods ended September 30, 2009 and 2008

During the three months ending September 30, 2009, the Company had no revenues and experienced a net comprehensive loss for the period of $134,333, as compared to no revenues and a net comprehensive loss of $122,966 in the three month period ending September 30, 2008.  The increase in the amount of the loss was largely attributable to an increase in research and development expenses and interest / penalties expense, from $1,169 and $5,767 in 2008 to $34,853 and $27,427 in 2009, respectively, though offset by a decrease in general and administrative expenses from $115,526 in 2008 to $70,689 in 2009. The decrease in the amount spent on general and administration expenses in the current fiscal year is due to an effort by the Company to reduce costs in several different expense categories during a generally challenging economic time.

The expense associated with interest increased year over year, due to the interest accrued on the non-guaranteed convertible debentures.  Additional research and development was undertaken in the most recent quarter towards completing the current research projects.

Off-Balance Sheet Arrangements

The Company is a smaller reporting company and is not required to provide this information.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 4T.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, Mr. Daniel Trudeau who is currently the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, it was concluded that, as of September 30, 2009, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of September 30, 2009, the Company’s internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2009:

1.           Lack of an independent audit committee and a sole officer of the Company that reports to the board. We do not have an audit committee and all of the operations of the Company are managed by Mr. Daniel Trudeau who is the only officer of the Company.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2.            As the Company has one officer only handling the operations of the Company and uses an outside accounting firm to undertake the accounting functions for the Company,   there is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3.           Outsourcing of the accounting operations of our Company.   Because there are no employees in our administration to undertake the accounting functions, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the firm;

4.           Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

5.           Ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Control Over Financial Reporting

As of September, 2009, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

As a step to remedying weakness in our system, we have contracted with a director of the Company who has expertise in financial reporting to work closely with Mr. Trudeau to start to develop internal systems and to undertake the accounting functions for the Company.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, take any further action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.   We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2009, fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size.   Management believes these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to the Company (1) form an audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary and as funds allow.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A.                      RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 16, 2009, the Company sold a total of 1,666,667 shares of common stock to one subscriber in a private transaction for total consideration of $100,000.

The shares were sold under the Regulation S exemption in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933.  The offer and sale to the purchasers was made in an offshore transaction as defined by Rule 902(h). No directed selling efforts were made in the U.S. as defined in Rule 902(c).  The offer and sale to the purchasers was not made to a U.S. person or for the account or benefit of a U.S. person.

The Company committed to pay a cash financing fee of 6% or $6,000 pursuant to the sale of these securities.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                        OTHER INFORMATION

Our corporate name is Anticus International Corporation, a Nevada corporation. We intend to change our name to Green Yeast Corporation at some time in the future. We are currently doing business as (DBA) Green Yeast Corporation in Canada, though in August 2008, we incorporated a wholly owned subsidiary in Canada, Green Yeast Canada Inc., to undertake R&D and operations in Canada, and we generally transitioned to that structure through the prior fiscal year, and continued the process this period. Our website, www.greenyeast.com, refers to Anticus International Corporation operations as the DBA Green Yeast Corporation. Information provided on our website, however, is not part of this report and is not incorporated herein.

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

On October 16, 2009, a company controlled by a director of the Company entered into a contract with the Company to undertake the financial reporting and financial statement preparation for the Company.

ITEM 6.                   EXHIBITS

3.1.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 18, 2003.
3.1.2	Amended Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 18, 2003.
3.2.1	Bylaws	Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 18, 2003.
3.2.2	Amended Bylaws	Incorporated by reference to the Exhibits attached to the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 13, 2009.
10.1	2005 Stock Option Plan	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on June 29, 2005.
10.2	Agreement	Incorporated by reference to the Exhibits attached to the Company's report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2006.
10.3	Agreement	Incorporated by reference to the Exhibits attached to the Company's report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2006.
10.4	Management Contract and November 2008 amendment between the Company and Daniel Trudeau	Incorporated by reference to the Exhibits attached to the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 13, 2009.
10.5	Agreement - Work Proposal with Technologies Biofermec Inc. dated April 16, 2009, translation from the original agreement in French.	Incorporated by reference to the Exhibits attached to the Company's report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2009.
10.6	2008 Stock Compensation Plan	Incorporated by reference to the Exhibits attached to the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 13, 2009.
31.1	Section 302 Certification- Principal Executive Officer and Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTICUS INTERNATIONAL CORP.

By:              /s/ /Daniel Trudeau
Name:         Daniel Trudeau
Title:           President, Principal Executive Officer, Principal Financial Officer
Date:           November 12, 2009