Form 10-Q
period 2009-12-31
ANTICUS INTERNATIONAL CORP
filed 2010-02-12
CIK 1192494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

51,978,295 common shares outstanding as of Feburary 4, 2010
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

ANTICUS INTERNATIONAL CORPORATION

i

PART I

ITEM 1.    FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended December 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Page
Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Notes to Unaudited Consolidated Financial Statements	F-5 to F-11

ANTICUS INTERNATIONAL CORPORATION

 (A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

(Stated in US Dollars)

(UNAUDITED)

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Balance Sheets December 31, 2009 (EXPRESSED IN U.S. FUNDS)
	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$61,714	$33,180
Prepaid expenses	-	7,064
Receivable from taxing authorities	4,732	24,905
Total current assets	66,446	65,149

Deferred loan fees, net	1,347	4,370
Property and equipment-net	7,922	10,891
Industrial equipment (note 4)	27,391	27,391
Intangible asset- net	383,950	392,878
Total other assets	420,610	435,530

Total assets	$487,056	$500,679

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$96,845	$71,674
Loan payable-related party	100,000	-
Accrued interest on convertible debentures	8,066	7,912
Convertible debentures	200,000	200,000
Total current liabilities	404,911	279,586

Total liabilities	404,911	279,586

Stockholders' equity:
Authorized common stock:
75,000,000 shares with a par value of $0.001
Issued and outstanding:
51,978,295 shares at December 31, 2009 and 43,644,960 at June 30, 2009	51,980	43,645
Additional paid-in capital	2,597,780	2,128,615
Subscriptions payable	-	376,000
Deficit accumulated during development stage	(2,567,615)	(2,327,167)
Total stockholders' equity	82,145	221,093
Total liabilities and stockholders' equity	$487,056	$500,679

The accompanying notes are an integral part of these financial statements

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Statements of Operations (EXPRESSED IN U.S. FUNDS)
	Three months ended December 31,		Six months ended December 31,		Cumulative amounts from Date of Incorporation (May 1, 2002) through December 31,
	2009	2008	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Research and development	20,853	62	55,706	1,231	313,215
General and administrative expenses	77,230	151,095	147,919	266,621	2,070,457
Gain on settlement of indebtedness	-	-	-	-	(21,794)
Foreign exchange	2,512	2,299	4,668	2,786	9,439
	(100,595)	(153,456)	(208,293)	(270,638)	(2,371,317)
Other income (expenses)
Interest income	-	-	792	-	3,238
Interest and penalties expense	(5,520)	(5,769)	(32,947)	(11,536)	(61,846)
Loss from continuing operations	(106,115)	(159,225)	(240,448)	(282,174)	(2,429,925)
Discontinued operations	-	-	-	-	(137,690)
Net loss	$(106,115)	$(159,225)	$(240,448)	$(282,174)	$(2,567,615)

Other comprehensive loss
Foreign currency translation adjustment	-	-	-	-	-
Net comprehensive loss	$(106,115)	$(159,225)	$(240,448)	$(282,174)	$(2,567,615)

Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	51,308,005	45,737,352	47,715,999	45,728,294

The accompanying notes are an integral part of these financial statements

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Statements of Cash Flows (EXPRESSED IN U.S. FUNDS)
	Six Month Period Ended December 31,		Cumulative Amounts from Date of Incorporation (May 1, 2002) through December 31
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss for the period	$(240,448)	$(282,174)	$(2,567,615)
Shares issued for services	-	-	381,848
Shares issued for abandoned license	-	-	76,000
Contributed rent and services	-	-	13,600
Gain on settlement of indebtedness	-	-	(21,794)
Compensation recognized on option grants	7,500	-	278,578
Accrued interest	154	8,087	8,066
Amortized deferred loan fees	-	-	5,996
Depreciation	15,794	79,808	367,495
Adjustments to reconcile net loss to net cash
used in operating activities
Decrease (increase) in receivables	20,173	(8,614)	(6,341)
Decrease (increase) in prepaid expenses and other assets	7,064	(26,554)	20,552
Increase (decrease) in accounts payable and accrued expenses	25,171	16,798	124,456
Net cash used in operating activities	(164,592)	(159,541)	(1,319,159)

Cash flows from investing activities
Property and equipment	(874)	(26,649)	(51,950)
Net cash used by investing activities	(874)	(26,649)	(51,950)

Cash flows from financing activities
Proceeds from issuance of common stock	-	188,000	699,682
Payments in connection with private offering	-	-	(35,984)
Proceeds on sale and subscriptions of common stock	94,000	-	470,000
Proceeds on issuance of debt	100,000	-	300,000
Net cash provided by financing activities	194,000	188,000	1,433,698

Effect of exchange rates on cash			(875)

Net change in cash	28,534	1,810	61,714
Cash, beginning of period	33,180	19,238	-
Cash, end of period	$61,714	21,048	$61,714

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES
Cash paid during the period for:
Interest	$7,934	-	$7,934
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

b)  Development stage activities

The Company is a development stage company as defined by the Financial Accounting Standard Board (FASB) in the FASB ASC 915-10, “Development Stage Entities”.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

The Company continues to develop its business pursuant to its exclusive world-wide license to convert waste materials from beer, soft drink and cheese manufacturers into yeast.

c)  Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $2,567,615, for the period from inception, May 1, 2002 to December 31, 2009, and has no sales.  The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company is actively seeking additional funding through the issuance of convertible debentures and private placements.  It is the Company’s intention to bring a pilot plant into operation as soon as possible. This will allow the Company to manufacture its own products and start generating revenues. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

d)  Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The consolidated interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

d)   Fair Value Measurements

FASB ASC 820-10 “Fair Value Measurements and Disclosures”, is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted FASB ASC 820-10 for financial assets and liabilities with no material impact to the consolidated financial statements. The Company is currently evaluating the potential impact of the application of FASB ASC 820-10 on the non-financial assets and liabilities found on its consolidated financial statements.  FASB ASC 820-10 applies to all assets and liabilities that are being measured and reported on a fair value basis. FASB ASC 820-10 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

2	Summary of significant accounting policies (continued)

d)  Fair Value Measurements - (continued)

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to FASB ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

e)  Fair Value of Financial Instruments

The table below presents the carrying value and fair value of the Company’s financial instruments. The disclosure excludes leases.

The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business and the receivable from taxing authorities’ approximate fair value because of the relatively short period of time between their origination and expected realization.

	December 31, 2009		June 30, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$61,714	$61,714	$33,180	$33,180
Receivable from taxing authorities	4,732	4,732	24,905	24,905

Financial liabilities
Accounts payable and accrued expenses	$96,845	$96,845	$71,674	$71,674
Loan payable-related party	100,000	100,000	0	0
Accrued interest on convertible debt	8,066	8,066	7,912	7,912
Convertible debentures	200,000	200,000	200,000	200,000

The convertible debentures and loan payable from related party use significant unobservable inputs and thus are shown as Level 3 hierarchy items. The fair value of the convertible debentures is calculated by discounting the stream of future payments of interest and principal at the prevailing market rate for a similar liability that does not have an associated equity component. Results of discounted cash flow calculations may be adjusted, as appropriate, to reflect other market conditions or the perceived changes in credit risk of the borrower.

3	Industrial equipment

In October 2008, the Company purchased new industrial equipment for an amount of $27,391. It was not depreciated during the period as it was not ready for its intended use.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

4	Loan Payable- Related Party

On December 9, 2009, a loan of $100 000 was obtained from Primitive African Art Ltd, a shareholder of the Company. The terms of this loan are as per an agreement dated December 9, 2009, as follows:

Due date:                      December 9, 2010
Interest rate:                 8% annually, payable at the due date

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

On June 18, 2008, the Company authorized a private placement to raise $800,000 through the issuance of a maximum of 13,333,334 common shares at $0.06 each. Each unit consists of one share of common stock at $0.06 per share, as well as one warrant exercisable at $0.12 USD per share no later than July 1, 2009. Pursuant to this financing, on July 9, 2008, the Company sold 1,666,667 units of this offering for $100,000 and agreed to pay a financing fee of $6,000 for net proceeds of $94,000.   On November 6, 2008, the Company sold 1,666,667 units of this offering for $100,000 and agreed to pay a financing fee of $6,000 for net proceeds of $94,000.   On February 4, 2009, the Company sold 1,666,667 units of this offering for $100,000 and agreed to pay a financing fee of $6,000 for net proceeds of $94,000.   On April 6, 2009, the Company sold 1,666,667 units of this offering for $100,000 and agreed to pay a financing fee of $6,000 for net proceeds of $94,000.  All of the shares were issued during the period covered by this report.

All warrants related to this private placement have expired.

c)  Stock options

The Company has two stock option plans. The first is the 2005 Employee/Consultants Stock Option Plan (“2005 Plan”), adopted on June 14, 2005. Under the plan, a committee of the Company’s board of directors is authorized to issue shares and grant incentive stock options, to a maximum of 3,000,000 shares of the issued and outstanding shares, to directors, employees and consultants of the Company entitling them to purchase common shares at a price per share determined by the committee. The plan expires on June 14, 2015.   The second is the 2008 Stock Option Plan (“2008 Plan”), adopted on January 17, 2008.  Under this plan, the Board of Directors or a committee appointed by the Board is authorized to issue

 ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

5	Capital stock (continued)

shares and grant incentive stock options, to a maximum of 4,364,496 shares of the issued and outstanding shares, to directors, employees and consultants of the Company entitling them to purchase common shares at a price per share determined by the committee. The plan will terminate on the earlier of the date of the grant of the final share or option for the last share of common stock allocated under the plan or 5 years from the date thereof, whichever is earlier, and no shares or options will be granted thereafter pursuant to the plan.

Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to additional paid-in capital.

On January 17, 2008, the Company agreed to grant options to directors, administrators and a special advisor totaling two million nine hundred thousand (2,900,000) options expiring January 17, 2013, exercisable at US$0.07, under the 2008 Plan.

On February 14, 2008, the Company agreed to grant a supplier four hundred thousand (400,000) stock options expiring February 28, 2011, exercisable at US$0.12, under the 2008 Plan.

On December 1, 2009, the Company agreed to grant Mr. Trudeau, an officer of the Company a total of five hundred thousand (500,000) stock options expiring January 17, 2013, under the 2008 Plan, exercisable at US$0.07, said options to be vested immediately. The recognized compensation expense was valued at $7,500, which was charged to operations.

The following is a summary of the outstanding options:

	Number of shares	Weighted average exercise price
Outstanding June 30, 2009	3,300,000	$0.09
Granted	500,000	0.07
Exercised	-
Cancelled	-
Outstanding December 31, 2009	3,800,000	$0.087

The outstanding options can be exercised through January 17, 2013 at a price per share ranging from $0.07 to $0.12. 400,000 will expire on February 28, 2011, 2,900,000 options will expire on January 17, 2013, and 500,000 options will expire on January 17, 2013. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module. The following assumptions were made in estimating fair value:

Expected volatility	181% ~ 443.71%
Expected life	365 to 1294 days
Risk-free interest rate	0.53 ~ 4.25%
Dividend yield	-

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)
Balance, June 30 2008	571,429	$0.12	0.125
Issued	6,666,668	$0.12	0.012
Expired	571,429	$0.12	-
Exercised	-	-	-
Balance, June 30, 2009	6,666,668	$0.12	0.012
Issued	-	$0.12
Expired	6,666,668	$0.12
Exercised
Balance, December 31, 2009	-

6	Related Party

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

On October 16, 2009, a company controlled by a director of the Company, and as at November 17, 2009, an officer of the Company, entered into a contract with the Company to undertake the financial reporting and financial statement preparation for the Company.

On December 1, 2009, the Company granted five hundred thousand (500,000) options to Mr. Trudeau, the President and CEO of the Company, as part of his employment contract. These options were vested immediately and will expire on January 17, 2013 (note 5).

On December 9, 2009, a loan of $100,000 was obtained from a shareholder of the Company (note 4).

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

7	Other

Certain of the prior period's comparative figures have been reclassified to conform with the current period's presentation.

8	Subsequent Events

The Company paid $8,066, as interest payment to the debenture holders on January 29, 2010.   The Company has evaluated subsequent events from the balance sheet date through February 10, 2010, the date in which the financial statements were available to be issued and determined that there are no items that require disclosure.

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

We hold an exclusive license to the microbiological process known as “ProlactisTM”. The process provides for the bioconversion of lactose and other simple sugars into high protein biomass, literally transforming waste and by-products into water and yeast to be used in animal nutrition.  The ProlactisTM process bioreactor is patent-protected in Poland (WYN: (11) 198449) and has entered national phase examination in the US (US 20050037452, 23/09/2004 10/488110) and in Canada (PCT/CA2002/001404- 2458671 A1). On November 25, 2009, a notice was received which confirmed acceptance by the examiners for the Canadian patent. The additional know-how and improvements to the process are left out of the patent since they are considered trade secrets. Patenting fees are covered by the Company through its licensing agreement with Redal Inc., while patents remain with the inventors.

The ProlactisTM process provides, through the use of a novel type of bioreactor, for the microbial bioconversion of lactose and other fermentable carbohydrates (sugars), into a high quality protein biomass, literally transforming certain food production waste and by-products into both water and a commercially desirable yeast called Kluyveromyces marxianus. The ProlactisTM process was developed by Jacques Goulet, Ph.D., Agr, President of Costal Inc. and professor at Laval University in Quebec City, Quebec, Canada, by Michel Deblois, President of Michel Deblois Technologies Inc. and engineer, and by Lucien Pomerleau, M.Sc., Agr., and President of Redal, Inc.  The yeast strain generated by this process as part of the Company’s license, is Kluyveromyces marxianus, and the remaining water effluent is suitable for simple disposal into municipal wastewater systems.

The Company has completed the proof of concept and the initial testing of the ProlactisTM process using whey permeate as the raw material.  The next developmental stage is to build and operate a semi-industrial plant (single reactor) for final pre-commercialization testing. This scale-up from the current pilot plant will allow the company to carry out, among other things, the comprehensive optimization of the various production parameters so as to maximize yields and establish the complete quality assurance program for the end product(s). This semi-industrial unit will also function as a technological showcase.

On August 8, 2008, Green Yeast Canada Inc. (Levure Verte Canada Inc. in French) was incorporated under the Canada Business Corporations Act, with a registered office in Quebec, and is a wholly owned subsidiary of Anticus.  The purpose of Green Yeast Canada Inc. is to undertake research & development activities and operations in Canada. It is the intent of the Company to undertake all of its Canadian operations through the wholly owned subsidiary. This is effective starting January 1, 2010.

Principal Products and Services and their Markets

The ProlactisTM  Process for Yeast Production.

ProlactisTM
The very essence of this process relies on the ability of yeasts to capture and assimilate certain components present in liquid agrifood production effluents. The main chemical elements required are carbon and nitrogen in forms which yeast can metabolize in order to propagate. Several types of such industrial effluents contain either nitrogen or carbon or both. Those by-products have little or no value and may even represent a serious and costly disposal problem. However, yeast manufactured using these raw materials can be marketed ‘as is’ or used as base for subsequent extraction of strategic compounds. For the latter scenario, value depends on the level of technology involved and can lead to end uses as diverse as animal health/nutrition and human pharmaceuticals.

The process itself for an individual ‘reactor’ consists in inoculating a tower with a yeast strain which adheres and fully coats the internal surfaces within 10 to 12 days. Thereafter, nutrients are directly fed, on a 24/7 basis, to the yeast by continuous gentle dispersion of whey or other relevant carbohydrate sources from the top of the tower. As the liquid flows downward, key nutrients are absorbed by the yeast cells which then multiply by mitosis and fall by gravity into the collecting system at the bottom of the reactor.  The yeast cells are subsequently separated using centrifugation or another suitable method. Generally, the resulting concentration of yeast is around 3%, with variations being a function of the raw material supplied.  The remaining post-separation liquid is an aqueous effluent of low COD (Chemical Oxygen Demand - which is a measure of the level of this type of pollutant in the effluent), the reduction ranging from 65% to 95% of the original levels.

Principles of yeast manufacturing have been known for a long time. However, the combination of process and hardware licensed by the Company allows for the economical and efficient processing of ‘diluted’ raw materials.  Until now, the industrial production of yeast is usually carried out on molasses which contain 4 to 10 times higher concentrations of carbon compounds than in the by-products suitable for the current system.

ProlactisTM  Yeast
Yeast is commonly used in human and animal foods. The Saccharomyces cerevisiae yeast strain is very well known in breadmaking and in the production of alcohol. There are also hundreds of other yeast strains, with a limited number having commercial applications, such as the strain used in the ProlactisTM process (Kluyveromyces marxianus). Some of those are considered as useful and are used to manufacture yogurt, cheese, vinegar, etc. Basically, they all require carbon and nitrogen to reproduce but sources of these nutrients can be very different. For instance, bread yeast is propagated from cane or beet  molasses (containing sucrose) but would not propagate on the type of sugar contained in milk (lactose), whereas our process will allow this. The exact yeast strain fixed in the bioreactor is chosen according to the specific end-product requirements.

The final product from our process can be either:

i)	Yeast Biomass – inactive Kluyveromyces marxianus in a variety of finished forms.

ii)
Yeast Fractions - autolysates and extracts, consisting of the intracellular contents of the yeast isolated following the lysis of the cells, with (or without) the cell-wall components. Traditionally, these fractions are considered as valuable  natural flavors, due to the levels of ribonucleic acid (RNA) which is a natural source of 5’GMP. Yeast extracts with natural nucleotides are well known to enhance taste in foods and also to increase feed intake in animals. Several recent studies have focused on the relationship between nucleotides and immune functions; the modulatory effects of yeast nucleotides on immunity have become increasingly attractive as a novel zootechnical strategy. As well, cell walls products can be used as adsorbents for alleviating the deleterious effects of  mycotoxins in feed rations.

iii)	Probiotics – viable yeast in either fresh or dehydrated form.

The Markets for Yeast Products in General:

Potential markets are in the following areas:
•	Animal feed market
•	Pet food market
•	Food (flavor enhancement) and ingredients market
•	Probiotics market

Animal Feed Market:

The global market for animal feed additives has experienced substantial changes in recent years.

The world market for nutritional feed additives was valued at approximately $7.9 billion in 2004 by Thepoultrysite.com in July 2007 and is expected to reach US$15.4 billion in 2010 according to Animal Feed Additives: A global strategic business report published by Global Industry Analysts Inc. in June 2007. Major growth is expected in Asia, especially in China. Concurrently, South America and to a lesser extent Eastern Europe should contribute to further growth in this economic sector. The US and Western European markets however are expected to contribute less to the growth, due to generally declining livestock numbers and lower  compound feed use in Europe.

Market growth for nutritional feed additives is mainly driven by the following trends:

a) Demographics
A growing population along with increasingly disposable income leads to significant growth in the demand for meat products. This effect is especially strong in the developing regions of South America and Asia. In these regions, a rising demand for meat goes along with a huge potential for improving feed efficiency in production. On the other hand, Japan, Europe and the USA have already generally reached a level of saturation. Here the market is shifting to more convenient and processed products. In general the market for meat products is driven by a higher demand for food quality.

b) Trend towards swine and poultry meats
A continuing trend leading to an increasing demand for pig and poultry products is expected to have a positive impact on the additives market growth, as these animal categories account for the major segments requiring the use of feed additives.

c) Ban of antibiotic-type growth promoters (AGP’s)
The EU has enacted a ban on the use of antibiotics as growth promoters in animal feed and the last remaining four such  antibiotics have been phased out in January 2006. Consequently feed producers have to look for suitable alternatives. Currently, manufacturers of probiotics, prebiotics, organic acids and of enzymes seek to offer acceptable alternative solutions. Therefore the ban on antibiotics in Western Europe, along with the fact that more Eastern European countries are accessing the EEU can be seen as key market drivers for the aforementioned additive segments. Major concerns about the negative effects of antibiotics in animal feed also have stimulated the market for alternatives in the USA.

d) Consumer preferences and concerns
Especially in developed regions, consumer preferences play an important role in the structure of the food animal industry. Therefore changes in the demand structure on the part of consumers constantly compel the industry to adapt. In recent years, consumers have pushed for a better level of quality and of safety in foods. Open discussions on the safety of some ingredients have contributed to opening the market for natural additives.

Besides the factors mentioned above, there are certain market constraints that are challenging the market for feed additives:

a) Outbreak of animal diseases
In recent years, the meat industry has been threatened by several outbreaks of animal diseases. Above all, the Asian influenza has challenged the industry the most and has become a global issue. Consumer concerns are reflected in reduced consumption of poultry meat and have led to a price drop in some regions. Additives manufacturers therefore have to face a decline in additive demand and eventually further pressure on product prices.

b) Price developments
Prices for almost all feed additives have dropped during the past few years. The reason for the dramatic price erosion can mainly be seen in an oversupply. Particularly, Chinese vitamin producers challenged the industry with very low prices. In certain segments, volume increases could not always compensate for the heavy price drops, and thus, the market value of some additives is now less than in previous years. In the future, prices in certain classes of additives will remain on their current low level or may continue to fall further.

c) Increase in raw material costs
Apart from falling prices, additives manufacturers were challenged by high raw material costs and therefore reported lower incomes from additive sales. In the market outlook this situation is not expected to improve much.

The animal health industry is responsible for maintaining the health and productivity of more than 3.3 billion livestock and 16 billion poultry worldwide, and ensuring the wholesomeness and abundance of the food they produce. Furthermore, the industry must cater to the health and well being of companion animals. Despite this, dollarwise the human healthcare market is significantly larger than the combined markets for all nonhuman species.

The reality is that the global animal health market is very complex, operating under increasingly stringent regulations similar to those for human health, in an increasingly risky environment for new product development, the difference between future success and failure usually lies in successfully identifying the next growth segment, developing the right product candidates and being the first to reach market. Despite all these risks, the industry continues to grow.

All in all, the above mentioned drivers and restraints will lead to a volume increase in nutritional feed additives, which might even outperform the market growth of compound feed. However, market growth in terms of revenue will be on a much lower rate at about 0.6% annually. Following such market development, the feed additives segment alone is expected to account for nearly $8.1 billion in 2010 according to Research and Markets.com  Feed additive - A Global market analysis dated March 2006.

As well, the US government's interest in improving the health conditions of animals has become more prevalent, resulting in the animal feed additive industry becoming a fast growing market. For instance, a huge demand for the enzyme phytase was  predicted and has been observed. This is a result of the Environmental Protection Agency's (EPA) concerns about excess chemical releases from the agricultural industry. Farmers are looking at reducing phosphate content in animal wastes. Thus, the most rapid growth is expected in the area of animal feed enzymes, led by phytase.

Pet Food Market:
In 2003, American pet owners spent nearly $30 billion on their small companions. Changing demographics, new lifestyle trends, and a shift in American attitudes toward pets have led to a significant increase in consumer expenditures in the past seven years. The maturing pet industry has been transformed into a dynamic, highly competitive environment.

It is estimated that 62% of households own pets. The most popular categories are dogs, cats, and freshwater fish. Pet foods, growing at an annual rate of almost 4%, will remain the largest segment of this market. In 2003, total expenditures on pet food were $13.97 billion. That segment was projected to increase to $16.70 billion by 2008 as per a market analysis of the US pet food industry of CBR of Univ. of Mass. Darthmouth 2007. Pet owners are themselves more health conscious and eating healthier human foods.

 The American population continues to focus on fitness, dieting, counting calories or carbohydrates, and fighting the aging process. The growing number of childless couples, singles living alone, and the baby boomers now becoming “empty nesters,” will boost the demand for pets. These pets are expected be treated like children and pet food will become a source of nutrition, taste, and happiness.

The US Pet Food Industry was estimated to be $17 billion in 2008. It is highly concentrated with seven companies accounting for 86% of the total market according to the same market analysis.

Food and Ingredient Market

Incorporating yeast extracts into foods provides several advantages.
1. Flavor enhancement. The background flavor of yeast extracts complements savory flavors. For example, baker's yeast extracts added at levels of 0.1% to 0.5% (as consumed) are commonly used to increase the brothy, meaty character of chicken or poultry in soups. Many cheese flavored products use brewer's yeast products to increase flavor impact and to provide a sharper, more aged flavor.

2. Sodium reduction. Yeast extracts can deliver increased salt perception. In particular, products containing significant levels of 5'-nucleotides can improve the flavor of low-salt products.

3. MSG alternative. The presence of 5'-nucleotides in some yeast extracts combined with the natural glutamic acid content found in many foods can eliminate the need for added semi-synthetic MSG in formulations. This synergy allows for a decrease in the level of glutamic acid through the presence of 5'-nucleotides at low levels, resulting in a more intense flavor profile.

4. Natural ingredient statements. Yeast extracts fit the definition of natural flavors as described by the FDA. Recent labeling regulations will require that yeast extracts be labeled by their common and usual name "yeast extract." The labeling of an ingredient as "yeast extract" is viewed as more acceptable than MSG and/or hydrolyzed vegetable protein, based on the natural association of yeast with food products.

5. Cost reduction. Levels of more expensive natural ingredients, such as natural flavors, cheeses and meat extracts can be reduced or replaced via the use of yeast extracts.

Human Probiotics Market:

Probiotics have been in existence for many years. However, it is only relatively recently that their wide-ranging potential health benefits have been properly appreciated, and that research has been undertaken to confirm their efficacy.

Within the EEU, the dairy sector is the most developed segment of this market, with probiotic yoghurts and fermented milks -  particularly in “daily dose” format - being the most widely used. Consumer acceptance varies greatly across the region, with Northern European and Scandinavian countries – those having a long tradition of consuming fermented dairy products – the most developed market. Probiotic dietary supplements have been slow to gain acceptance, but new applications are emerging all the time.

In the US, the situation is reversed, with dietary supplements by far the most accepted product format. It is generally established that US consumers are far more willing to take supplements than their European counterparts, thus explaining the  difference. Conversely, the US dairy probiotics market is relatively underdeveloped, as consumer-focused companies such as Danone and Yakult have invested less in breaking into the US market, though this trend appears to be changing rapidly.

Overall, probiotics represent a fast-growing market for functional foods manufacturers and suppliers, and manufacturers must make sure not to squander this significant potential by supporting a well thought-out strategy.

Product Distribution Methods

As the Company is not yet manufacturing a product in commercial quantities, a distribution method has not been comprehensively established. However, it is anticipated that as the product will be sold primarily to other downstream producers, who will be using the product as an additive or further refining it, then the product will be shipped in bulk by truck in appropriate containers required to maintain the product in a temperature-controlled and non-contaminated state.

Status Update on Products:

Through the end of the current quarter ended December 31, 2009, additional work had been undertaken with regards to completing the engineering design on the pilot plant. Additionally, efforts were made in researching new markets for the yeast products, as well as researching potential higher value derivative products based on the yeast, including research on the viability of utilizing our product in swine health and nutrition.  The Green Yeast GY-01 strain has been stabilized and thoroughly investigated at the bench scale, and culturing the yeast in pilot fermenters of various sizes has generated approximately 20 kg instead of the anticipated 50 kg. This was due to unexpected difficulties with the drying stages. Overall, key process variables and product quality parameters have been identified for future scale-up.

Competitive Business Conditions

Generally speaking, the human nutrition market is seen as more lucrative than the animal nutrition market albeit on smaller volumes.  However, suppliers in the human sector must comply with very strict and expensive regulations with regards to the safety and efficacy of the products. The origin and control of raw materials may influence a new product’s acceptability for the human market. As an example, a raw material that is stored under unsanitary conditions will not be accepted for the production of human-grade yeast. Acceptable substrates would be for instance, off-spec batches of beer, of soft drinks and of course most milk products.

Confirmation of the validity of the product for use as food processing ingredient has been obtained On the other hand our development efforts are currently directed towards animal health/nutrition applications. At the moment, no official request has been filed to pursue human nutraceutical applications.

Since yeasts contain up to 50% protein on a dry basis, they can be sold as protein supplements in animal nutrition. However, margins are weak in this segment because the overall supply of commodities such as corn, soy, canola and other protein sources is relatively cheap. In order to add significant value, other unique characteristics must be emphasized.  Potential buyers such as feed manufacturers have a sound understanding of the various yeast advantages, for instance as a supply of key nutrients in animal nutrition: essential amino acids, nucleotides, cell wall components, vitamins and minerals. Moreover, a number of refereed scientific publications describe the benefits of yeasts on animal growth and on immune status. In the EEU, ‘probiotic’ yeasts are being touted as alternatives to the use of antibiotic-type growth promoters in various animal species.

It is reasonable to forecast an increase in demand for a ‘clean’ protein source - yeast - in animal health/nutrition.  Factors behind this trend include the growing preoccupation of the average consumer towards publicized phenomena such as the overuse of antibiotics in food animal production and infectious outbreaks such as mad cow disease. Policy changes and progressively implemented restrictions are likely to further help the introduction of new types of probiotic yeasts and their derivatives.

Up until now, the feed yeast market has been dominated by Saccharomyces cerevisiae, the yeast also known for bread-making, wine and beer fermentations. Major players have focused their efforts towards the development of new products from that very Saccharomyces such as selenium- or chromium-enriched yeasts. In certain cases, producers have routinely channeled into the animal feed market those manufactured yeast lots which did not fully meet requirements for clients in human nutrition.

It is our approach to identify the unique characteristics of our own yeast strain, and target those downstream manufacturers who are presently using alternative yeast varieties, or those who could benefit from the addition of yeast to their products.  In many instances, we can identify the unique characteristics of the Kluyveromyces strain which we manufacture, and we can offer a cost effective alternative to Saccharomyces products. Upon establishing a market for our strain, we will be one of just a small number of global producers of this yeast.

Currently there are at least two known producers of Kluyveromyces, based in Europe, one selling into certain niche yeast markets, and the other selling savory ingredients for the aroma and flavoring industry. Our unique production method, and very low cost raw material supply, will position the Company as highly competitive against these other producers.

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

Worldwide, more than 177 billion liters of cheese whey were produced annually in 2007 as per the IDF Symposium Lactose and derivatives held in Moscow in May 2007. Less than 40 % of that amount is transformed into whey powder.  In Québec alone, cheese production generates 1.2 billion liters of liquid whey, a figure which represents more than half of the overall Canadian production.

In 2013, the world production of beer is forecasted to have an annual volume of 162.3 billion liters, according to Beer:Global Industry Datamonitor Inc. February 2008. Assuming losses of 1% (returns and missed lots) we can estimate the available volumes to be more than 1.6 billion liters.  The annual worldwide consumption of sparkling sodas in 2005 was more than 194 billion liters.

The main suppliers are very diverse, and potentially include all major manufacturers of cheese, beer and sparkling sodas, in Quebec and neighboring regions.

Key whey producers in North America:

-	More than 20 cheese plants: Lactalis, Kraft, Parmalat, Saputo, Agropur as per Dairy Foods August 2007
-	Some Quebec mid-size companies; Chalifoux, Perron, St-Laurent, Boivin

Recent Corporate Developments

The Company continues to pursue its goals of commercializing the ProlactisTM microbiological process.

To meet this requirement, the Company is planning to build an expanded pre-production line, which will have a bioreactor capable of producing the 500 kilogram testing orders. This line will have all the supporting separators and drying systems and can be further expanded by installing additional bioreactors as order levels increase.

In June 2008, the Company entered into an agreement with Redal, Inc, to construct a bioreactor capable of the larger sample quantities required. The cost was $26,649. The equipment is now completed and in storage until the support equipment required can be purchased. Once we have the necessary supporting equipment for our larger capacity bio-reactor, we will require approximately 12 weeks to activate the reactor for production.

On April 16, 2009, we entered into an agreement with Technologies Biofermec Inc. to produce 50 kilos of two Kluyveromyces yeast products: (i) Active yeast and (ii) Autolyzed & Hydrolyzed inactive yeast. Goals for this research production are: (1) To better understand the growth parameters of the strain K.marxianus GY-01 (2) To define and establish the parameters for process control and QC during fermentation (3) To optimize the growth medium for K.marxianus GY-01 by using key nutritional additives (4) To optimize the production of inoculums (5) To define and validate the fed-batch and chemostat modes of propagation (6) To produce and dehydrate the two types of yeast products (7) To perform thorough analysis and valuation of the two yeast products. The cost of this research was budgeted at $26,000, for which funds were expended from working capital.

As of the end of December 2009, we have received a final report and the project is slightly overbudget but has been proceeding on schedule. We initiated in this quarter the application package for registering the yeast strain, which has been completed using new and supplementary analyses and was forwarded to the Canadian Food Inspection Agency (CFIA) in the 3rd week of January 2010. This will lead to the introduction of the products on the Canadian animal nutrition market, both for field trials and for commercial use.

On September 23, 2009, in order to further evaluate the potential markets for our products, a contract was signed with the CDPQ (Quebec Swine Development Council) in the amount of C$7,535 to carry out an analytical overview of existing scientific and technical literature on the value of Kluyveromyces yeast in swine health and nutrition, to select and study 20 papers (if applicable), and submit an itemized report. As of the end of the quarter, work has progressed adequately and a report is expected early in February.

Subsequent to the Company being able to obtain the required financing for the pilot plant, the Company expects to be able to rapidly undertake the construction of the pilot plant, and, upon successful testing and operations, expects be in a position to generate initial revenues from the pilot operation.

Additionally, the Company is continuing to seek out new markets for its products, as well as to secure stable sources of low cost raw materials. Efforts towards raising the capital required to fund current operations and business development plans are ongoing.

Liquidity and Capital Resources

The Company anticipates requiring approximately $200,000 through the end of its current fiscal year to maintain current operations, and an estimated $1,400,000 to complete the development of the pre-industrial scale plant.The Company is looking into ways to reduce this cost by trying to acquire used equipment suitable for our needs and potentially leasing new or used equipment if available.

The Company will also require additional funds upon successful commencement of operations at the plant, for the purpose of working capital to fulfill orders, and to expand management and staffing.  The amount and timing of additional funds required cannot be definitively stated as at the date of this report and will be dependent on a variety of factors, including the timing of if and when we are able to raise sufficient capital to complete our plant.  As of the filing of this report, the Company has been successful in raising funds required to meet our current operations through equity financing.  However, the Company does not anticipate that it will have any significant revenues, if any at all, generated from its operations for the next 12 months and therefore has insufficient capital to undertake current operations; therefore the Company expects to raise additional capital either by way of loans or equity. The Company cannot confirm that we will be able to raise any additional capital to fund our ongoing operations.

The Company issued a total of $200,000 of non guaranteed convertible debentures, $100,000 on February 14, 2008 and $100,000 on April 29, 2008 , bearing interest at the rate of 8% per year, payable on the 30th of June and the 31st of December, and maturing on the second anniversary of their issuance date ($100,000) on February 14, 2010, and $100,000 on April 29 2010, respectively), such Debentures to be convertible at the option of the holder into common shares of the Company at a price of $0.08 per common share, subject to the right of the Company to force conversion if the common shares trade at a minimum price of $0.16 per common share for fifteen consecutive trading days. The cost of financing was $12,000.  As of the date of this report, none of the amounts owed by the debentures have been converted to equity and, should they not be converted prior to maturity, the Company may be required to repay the amounts owing together with then outstanding accrued interest, for which the Company does not presently have sufficient capital to do so.  As of the filing date of this quarterly report, the Company is current on its interest payments.

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

To date the Company has raised a total of $500,000 pursuant to this private placement, less financing costs of $30,000.  All warrants issued pursuant to the placements have expired. The funds raised by the placement have been used for general working capital. In addition, on November 9, 2009, the Company entered into an agreement with one of its shareholders to receive a loan of $100,000 for a period of twelve months bearing interest at 8%. These funds are to be used for working capital.

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

Results of Operations

Comparison of six month and three month periods ended December 31, 2009 and 2008

During the three month period ended December 31, 2009, the Company had no revenues and experienced a net comprehensive loss for the period of $106,115, as compared to no revenues and a net comprehensive loss of $159,225 for the same period in the preceding year.  The decrease in the amount of the loss was largely attributable to a decrease in general and administrative expenses from $151,095 in 2008 to $77,230 in 2009, though offset by an increase in research and development expenses and interest / penalties expense, from $62 and $5,769 in 2008 to $20,853 and $5,520 in 2009, respectively.  The decrease in the amount spent on general and administration expenses in the current fiscal year is due to an effort by the Company to reduce costs in several different expense categories during a generally challenging economic time, while increasing its research and development efforts focused on bringing the Company’s technology closer to commercialization. The expense associated with interest increased year over year, due to the interest accrued on the non-guaranteed convertible debentures.  Additional research and development was undertaken in the most recent quarter towards completing the current research projects.

During the six month period ended December 31, 2009, the Company had no revenues and experienced a net comprehensive loss for the period of $240,448, as compared to no revenues and a net comprehensive loss of $282,174 for the same period in the preceding year. The decrease in the amount of the loss was largely attributable to a decrease in general and administrative expenses from $266,621 in 2008 to $147,919 in 2009, though offset by an increase in research and development expenses and interest / penalties expense, from $1,231 and $11,536 in 2008 to $55,706 and $32,947 in 2009, respectively.  These differences in the 6 month period were attributable to the same reasons noted for the three month comparison period.

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

ITEM 4T.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, Mr. Daniel Trudeau who is currently the Chief Executive Officer, and Mr. Michel Plante, who is currently our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, it was concluded that, as of December 31, 2009, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2009:

1.           Lack of an independent audit committee and, until very recently, a sole officer of the Company that reported to the board. We do not have an audit committee and all of the operations of the Company were managed by Mr. Daniel Trudeau who was the only officer of the Company until November 17, 2009.  These factors were counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2.            As the Company had one officer only handling the operations of the Company and used an outside accounting firm to undertake the accounting functions for the Company until recently, this presented a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3.           Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

4.           Ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Control over Financial Reporting

As of December 31, 2009, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

As a step to remedying weakness in our system, we have contracted with a director of the Company who has expertise in financial reporting to work closely with Mr. Trudeau to start to develop internal systems and to undertake the accounting functions for the Company.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, take any further action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.   We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended December 31, 2009, fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.  Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size.   Management believes these weaknesses did not have an effect on our financial results.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three month period ended December 31, 2009.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders for a vote during the three month period ended December 31, 2009 covered by this report.

ITEM 5.            OTHER INFORMATION

Our corporate name is Anticus International Corporation, a Nevada corporation. We intend to change our name to Green Yeast Corporation at some time in the future. We are currently doing business as (DBA) Green Yeast Corporation in Canada, though in August 2008, we incorporated a wholly owned subsidiary in Canada, Green Yeast Canada Inc., to undertake R&D and operations in Canada, and we generally transitioned to that structure through the end of this current period ending December 31, 2009, with the intent to have all operations and R&D performed by the Canadian subsidiary starting January 1, 2010. Our website, www.greenyeast.com, refers to Anticus International Corporation operations as the DBA Green Yeast Corporation. Information provided on our website, however, is not part of this report and is not incorporated herein.

On October 16, 2009, a company controlled by a director of the Company entered into a contract with the Company to undertake the financial reporting and financial statement preparation for the Company.

ITEM 6.       EXHIBITS

3.1.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 18, 2003.
3.1.2	Amended Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 18, 2003.
3.2.1	Bylaws	Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 18, 2003.
3.2.2	Amended Bylaws	Incorporated by reference to the Exhibits attached to the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 13, 2009.
10.1	2005 Stock Option Plan	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on June 29, 2005.
10.2	Agreement	Incorporated by reference to the Exhibits attached to the Company's report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2006.
10.3	Agreement	Incorporated by reference to the Exhibits attached to the Company's report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2006.
10.4	Management Contract and November 2008 amendment between the Company and Daniel Trudeau	Incorporated by reference to the Exhibits attached to the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 13, 2009.

10.5	Agreement - Work Proposal with Technologies Biofermec Inc. dated April 16, 2009, translation from the original agreement in French.	Incorporated by reference to the Exhibits attached to the Company's report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2009.
10.6	2008 Stock Compensation Plan	Incorporated by reference to the Exhibits attached to the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 13, 2009.
10.7	Consulting Agreement between the Company and Michel Plante dated October 16, 2009	Filed herewith
10.8	Employment Contract between the Company and Daniel Trudeau dated December 1, 2009	Filed herewith
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTICUS INTERNATIONAL CORPORATION.

Date:	February 12, 2010	By:	/s/ Daniel Trudeau
		Name:	Daniel Trudeau
		Title:	President, Principal Executive Officer

Date:	February 12, 2010	By:	/s/ Michel Plante
		Name:	Michel Plante
		Title:	Chief Financial Officer, Secretary, Principal Financial Officer