Form 10-Q
period 2010-03-31
ANTICUS INTERNATIONAL CORP
filed 2010-05-11
CIK 1192494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-51779
Commission File Number

ANTICUS INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0375504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1155 Rene Levesque O, Suite 2500, Montreal, Quebec	H3B 2K4
(Address of principal executive offices)	(Zip Code)

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

54,478,295 common shares outstanding as of May 7, 2010
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

ANTICUS INTERNATIONAL CORPORATION

i

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Page
Unaudited Consolidated Financial Statements	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Notes to Unaudited Consolidated Financial Statements	F-5 to F-12

ANTICUS INTERNATIONAL CORPORATION

 (A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

(UNAUDITED)

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Balance Sheets (EXPRESSED IN U.S. FUNDS)
	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$34,857	$33,180
Prepaid expenses	-	7,064
Receivable from taxing authorities	6,958	24,905
Total current assets	41,815	65,149

Deferred loan fees, net	238	4,370
Property and equipment-net	6,000	10,891
Industrial equipment (Note 4)	27,391	27,391
Intangible asset-net	379,486	392,878

Total assets	$454,930	$500,679

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$86,478	$71,674
Loans payable-related parties	200,000	-
Accrued interest on convertible debentures	2,959	7,912
Convertible debenture	100,000	200,000
Total current liabilities	389,437	279,586

Total liabilities	389,437	279,586

Stockholders' equity:
Authorized common stock:
75,000,000 shares with a par value of $0.001
Issued and outstanding:
53,228,295 shares at March 31, 2010 and 43,644,960 at June 30, 2009	53,230	43,645
Additional paid-in capital	2,696,530	2,128,615
Subscriptions payable	-	376,000
Deficit accumulated during development stage	(2,684,267)	(2,327,167)
Total stockholders' equity	65,493	221,093
Total liabilities and stockholders' equity	$454,930	$500,679

The accompanying notes are an integral part of these financial statements

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Statements of Operations (EXPRESSED IN U.S. FUNDS)
	Three months ended March 31,		Nine months ended March 31,		Cumulative amounts from Date of Incorporation (May 1, 2002) through March 31,
	2010	2009	2010	2009	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Research and development	32,553	1,222	88,259	2,453	345,768
General and administrative expenses	74,730	99,794	222,649	366,415	2,145,187
Gain on settlement of indebtedness	-	-	-	-	(21,794)
Foreign exchange	4,702	734	9,370	3,520	14,141
	(111,985)	(101,750)	(320,278)	(372,388)	(2,483,302)
Other income (expenses)
Interest income	-	59	792	59	3,238
Interest and penalties expense	(4,667)	(6,121)	(37,614)	(17,657)	(66,513)
Loss from continuing operations	(116,652)	(107,812)	(357,100)	(389,986)	(2,546,577)
Discontinued operations	-	-	-	-	(137,690)
Net loss	$(116,652)	$(107,812)	$(357,100)	$(389,986)	$(2,684,267)

Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	52,658,851	47,996,813	49,349,037	46,479,510

The accompanying notes are an integral part of these financial statements

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Statements of Cash Flows (EXPRESSED IN U.S. FUNDS)
	Nine Month Period Ended March 31,		Cumulative Amounts from Date of Incorporation (May 1, 2002) through March 31
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Adjustments to reconcile net loss to net cash
used in operating activities:
Net loss for the period	$(357,100)	$(389,896)	$(2,684,267)
Shares issued for services	-	-	381,848
Shares issued for abandoned license	-	-	76,000
Contributed rent and services	-	-	13,600
Gain on settlement of indebtedness	-	-	(21,794)
Compensation recognized on option grants	7,500	-	278,578
Accrued interest	(4,953)	(154)	2,959
Amortized deferred loan fees	4,132	-	11,762
Depreciation	19,157	119,679	369,224
Changes in operating assets and liabilities
used in operating activities:
Decrease (increase) in receivables	17,947	7,617	(8,567)
Decrease in prepaid expenses and other assets	7,064	15,958	20,552
Increase in accounts payable and accrued expenses	14,804	8758	114,089
Net cash used in operating activities	(291,449)	(238,128)	(1,446,016)

Cash flows from investing activities
Property and equipment	(874)	(26,649)	(51,950)
Net cash used by investing activities	(874)	(26,649)	(51,950)

Cash flows from financing activities
Proceeds from issuance of common stock	-	282,000	699,682
Payments in connection with private offering	-	-	(35,984)
Proceeds on sale and subscriptions of common stock	94,000	-	470,000
Proceeds on issuance of debt	200,000	-	400,000
Net cash provided by financing activities	294,000	282,000	1,533,698

Effect of exchange rates on cash			(875)

Net change in cash	1,677	17,223	34,857
Cash, beginning of period	33,180	19,238	-
Cash, end of period	$34,857	$36,461	$34,857

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock upon conversion of debenture	$100,000	-	$100,000
Cash paid for interest	$8,066	-	$16,000
Cash paid for income taxes	-	-	-
The accompanying notes are an integral part of these financial statements

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $2,684,267, for the period from inception, (May 1, 2002) to March 31, 2010, and has no sales.  The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company is actively seeking additional funding through the issuance of convertible debentures, private placements and loans.  It is the Company’s intention to bring a pilot plant into operation as soon as possible. This will allow the Company to manufacture its own products and start generating revenues. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

d)	Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The consolidated interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

2	Summary of significant accounting policies

The consolidated financial statements include the accounts of the Company and its subsidiary, Green Yeast Canada Inc., incorporated in August 2008.

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

d)            Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This ASU is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

2	Summary of significant accounting policies (continued)

d)             Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the company does not expect that the adoption of this update will have a material effect on its financial statements.

e)	Fair Value Measurements

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

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

2	Summary of significant accounting policies (continued)

f)	Fair Value of Financial Instruments

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

	March 31, 2010		June 30, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$34,857	$34,857	$33,180	$33,180
Receivable from taxing authorities	6,958	6,958	24,905	24,905

Financial liabilities
Accounts payable and accrued expenses	$86,478	$86,478	$71,674	$71,674
Loan payable-related party	200,000	200,000	0	0
Accrued interest on convertible debt	2,959	2,959	7,912	7,912
Convertible debentures	100,000	100,000	200,000	200,000

The convertible debenture and loans payable from related parties use significant unobservable inputs and thus are shown as Level 3 hierarchy items. The fair value of the convertible debentures is calculated by discounting the stream of future payments of interest and principal at the prevailing market rate for a similar liability that does not have an associated equity component. Results of discounted cash flow calculations may be adjusted, as appropriate, to reflect other market conditions or the perceived changes in credit risk of the borrower.

3	Industrial equipment

In October 2008, the Company purchased new industrial equipment for an amount of $27,391. It was not depreciated during the period ending March 31, 2010 as it was still not ready for its intended use.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

4	Loans Payable- Related Party

On December 9, 2009, a loan of $100,000 was obtained from Primitive African Art Ltd, a shareholder of the Company. The terms of this loan are as per an agreement dated December 9, 2009, as follows:

Due date:                      December 9, 2010
Interest rate:                 8% annually, payable at the due date

On March 25, 2010, a loan of $100 000 was obtained from Polygroupe SA, a shareholder of the Company. The terms of this loan are as per an agreement dated March 25, 2010, as follows:

Due date:                      March 25, 2011
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

On August 14, 2009, the Company sold 1,666,667 units of this offering for cash consideration of $100,000 and agreed to pay a financing fee of $6,000 for net proceeds of $94,000. The shares were not issued during the period ended September 30, 2009, and were recorded as subscriptions payable.  On November 5, 2009, the Company issued 1,666,667 shares according to the terms of the offering. The transaction costs are reflected as a reduction of additional paid in capital.

All warrants related to this private placement have expired.

On February 14, 2010, a Convertible debenture for an amount of $100,000 was converted to 1,250,000 shares of common stock of the Company. The shares were issued during the period.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

5	Capital stock (continued)

c)	Stock options

The Company has three stock option plans. The first is the 2005 Employee/Consultants Stock Option Plan (“2005 Plan”), adopted on June 14, 2005. Under the plan, a committee of the Company’s board of directors is authorized to issue shares and grant incentive stock options, to a maximum of 3,000,000 shares of the issued and outstanding shares, to directors, employees and consultants of the Company entitling them to purchase common shares at a price per share determined by the committee. The plan expires on June 14, 2015.   The second is the 2008 Stock Option Plan (“2008 Plan”), adopted on January 17, 2008.  Under this plan, the Board of Directors or a committee appointed by the Board is authorized to issue shares and grant incentive stock options, to a maximum of 4,364,496 shares of the issued and outstanding shares, to directors, employees and consultants of the Company entitling them to purchase common shares at a price per share determined by the committee. The plan will terminate on the earlier of the date of the grant of the final share or option for the last share of common stock allocated under the plan or 5 years from the date thereof, whichever is earlier, and no shares or options will be granted thereafter pursuant to the plan.

The third is the 2010 Stock Option Plan (“2010 Plan”), adopted on March 26, 2010.  Under this plan, the Board of Directors or a committee appointed by the Board is authorized to issue shares and grant incentive stock options, to a maximum of 5,000,000 shares of the issued and outstanding shares, to directors, employees and consultants of the Company entitling them to purchase common shares at a price per share determined by the committee. The plan will terminate on the earlier of the date of the grant of the final share or option for the last share of common stock allocated under the plan or 10 years from the date thereof, whichever is earlier, and no shares or options will be granted thereafter pursuant to the plan.

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

On December 1, 2009, the Company agreed to grant Mr. Trudeau, an officer of the Company, a total of five hundred thousand (500,000) stock options expiring January 17, 2013, under the 2008 Plan, exercisable at US$0.07, said options to be vested immediately. The recognized compensation expense was valued at $7,500, which was charged to operations.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

5	Capital stock (continued)

The following is a summary of the outstanding options:

	Number of shares	Weighted average exercise price
Outstanding June 30, 2009	3,300,000	$0.09
Granted	500,000	0.07
Exercised	-
Cancelled	-
Outstanding December 31, 2009	3,800,000	$0.087

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

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)
Balance, June 30 2008	571,429	$0.12	0.125
Issued	6,666,668	$0.12	0.012
Expired	571,429	$0.12	-
Exercised	-	-	-
Balance, June 30, 2009	6,666,668	$0.12	0.012
Issued	-	$0.12
Expired	6,666,668	$0.12
Exercised
Balance, March 31, 2010	-

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

6	Related Party

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

On March 25, 2010, a loan of $100,000 was obtained from a shareholder of the Company (Note 4).

7	Subsequent Events

Subsequent to the period covered by this report the Company received a request from a Convertible Note holder of the Company to convert a total of $100,000 to 1,250,000 shares of the common stock of the Company.  The shares were issued on April 30, 2010. The Company has evaluated subsequent events from the balance sheet date through May 7, 2010, the date in which the financial statements were available to be issued and determined that there are no items that require disclosure.

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

General Overview

Anticus International Corporation (the “Company”, “we”, “us”, “our” or “Anticus”) was incorporated on May 1, 2002 under the laws of the State of Nevada, and has a fiscal year end of June 30. The Company has been in the development stage since its formation and has not realized any revenues from its planned operations. Anticus International Corporation has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

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

On August 8, 2008, Green Yeast Canada Inc. (Levure Verte Canada Inc. in French) was incorporated under the Canada Business Corporations Act, with a registered office in Quebec, and is a wholly owned subsidiary of Anticus.  The purpose of Green Yeast Canada Inc. is to undertake research & development activities and operations in Canada.  We commenced these activities effective January 1, 2010,  We intend to change the name of our Company to Green Yeast Corporation at some time in the future. Our website, www.greenyeast.com, refers to Anticus International Corporation’s operations as undertaken by Green Yeast Canada Inc., in addition to information on the Company. Information provided on our website, however, is not part of this report and is not incorporated herein.

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

ii)
Yeast Fractions - autolysates and extracts, consisting of the intracellular contents of the yeast isolated following the lysis of the cells, with (or without) the cell-wall components. Traditionally, these fractions are considered as valuablenatural flavors, due to the levels of ribonucleic acid (RNA) which is a natural source of 5’GMP. Yeast extracts with natural nucleotides are well known to enhance taste in foods and also to increase feed intake in animals. Several recent studies have focused on the relationship between nucleotides and immune functions; the modulatory effects of yeast nucleotides on immunity have become increasingly attractive as a novel zootechnical strategy. As well, cell walls products can be used as adsorbents for alleviating the deleterious effects of  mycotoxins in feed rations.

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

c) Ban of antibiotic-type growth promoters (AGP’s)
The EU has enacted a ban on the use of antibiotics as growth promoters in animal feed and the last remaining four such antibiotics have been phased out in January 2006. Consequently feed producers have to look for suitable alternatives. Currently, manufacturers of probiotics, prebiotics, organic acids and enzymes seek to offer acceptable alternative solutions. Therefore the ban on antibiotics in Western Europe, along with the fact that more Eastern European countries are accessing the EEU can be seen as key market drivers for the aforementioned additive segments. Major concerns about the negative effects of antibiotics in animal feed also have stimulated the market for alternatives in the USA.

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

As well, the US government's interest in improving the health conditions of animals has become more prevalent, resulting in the animal feed additive industry becoming a fast growing market. For instance, a huge demand for the enxyme phytase was  predicted and has been observed. This is a result of the Environmental Protection Agency's (EPA) concerns about excess chemical releases from the agricultural industry. Farmers are looking at reducing phosphate content in animal wastes. Thus, the most rapid growth is expected in the area of animal feed enzymes, led by phytase.

Pet Food Market:
In 2003, American pet owners spent nearly $30 billion on their small companions. Changing demographics, new lifestyle trends, and a shift in American attitudes toward pets have led to a significant increase in consumer expenditures in the past seven years. The maturing pet industry has been transformed into a dynamic, highly competitive environment.

It is estimated that 62% of households own pets. The most popular categories are dogs, cats, and freshwater fish. Pet foods, growing at an annual rate of almost 4%, will remain the largest segment of this market. In 2003, total expenditures on pet food were $13.97 billion. That segment was projected to increase to $16.70 billion by 2008 as per a market analysis of the US pet food industry by CBR of Univ. of Mass. Darthmouth 2007. Pet owners are themselves more health conscious and eating healthier human foods. The American population continues to focus on fitness, dieting, counting calories or carbohydrates, and fighting the aging process. The growing number of childless couples, singles living alone, and the baby boomers now becoming “empty nesters,” will boost the demand for pets. These pets are expected be treated like children and pet food will become a source of nutrition, taste, and happiness.

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

Status Update on Products

Through the end of the current quarter ended March 31, 2010, additional work had been undertaken with regards to completing the engineering design on the pilot plant. Additionally, efforts were made in researching new markets for the yeast products, as well as researching potential higher value derivative products based on the yeast, including research on the viability of utilizing our product in swine health and nutrition.  The Green Yeast GY-01 strain has been stabilized and thoroughly investigated at the bench scale, and culturing the yeast in pilot fermenters of various sizes has generated approximately 20 kg instead of the anticipated 50 kg. This was due to unexpected difficulties with the drying stages. Overall, key process variables and product quality parameters have been identified for future scale-up.

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

Confirmation of the validity of the product for use as food processing ingredient has been obtained. On the other hand our development efforts are currently directed towards animal health/nutrition applications. At the moment, no official request has been filed to pursue human nutraceutical applications.

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

Worldwide, more than 177 billion liters of cheese whey were produced annually in 2007 as per the IDF Symposium Lactose and derivatives held in Moscow in May 2007. Less than 40% of that amount is transformed into whey powder.  In Québec alone, cheese production generates 1.2 billion liters of liquid whey, a figure which represents more than half of the overall Canadian production.

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

In June 2008, the Company entered into an agreement with Redal, Inc, to construct a bioreactor capable of the larger sample quantities required. The cost was $27,391. The equipment is now completed and in storage until the support equipment required can be purchased. Once we have the necessary supporting equipment for our larger capacity bio-reactor, we will require approximately 12 weeks to activate the reactor for production.

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

As of the end of December 2009, we received a final report and the project is slightly over budget but has been proceeding on schedule. As of March 12, 2010 we initiated, as a continuation of the original research, a new SR&ED project with Biofermec.  The main goal of this project is to produce:

A.	3 ~ 4 kilos per day of KM yeast powder in BATCH propagation mode in order to optimize the product that was defined in previous experiments (in Part 1).

B.	3 ~ 4 kilos per day of KM yeast powder in CONTINUOUS propagation mode, according to the parameters that are recommended for the ProLactis® bioreactor.

C.	3 ~ 4 kilos per day of KM yeast powder in CONTINUOUS propagation mode, according to the parameters that are recommended for the ProLactis® bioreactor, and autolyzed at various degrees before drying.

As of the end of December 2009, we had initiated the application package for registering the yeast strain, which has been completed using new and supplementary analyses and was forwarded to the Canadian Food Inspection Agency (CFIA) in the 3rd week of January 2010. This will lead to the introduction of the products on the Canadian animal nutrition market, both for field trials and for commercial use.

On September 23, 2009, in order to further evaluate the potential markets for our products, a contract was signed with the CDPQ (Quebec Swine Development Council) in the amount of C$7,535 to carry out an analytical overview of existing scientific and technical literature on the value of Kluyveromyces yeast in swine health and nutrition, to select and study 20 papers (if applicable), and submit an itemized report. We received a detail report in February 2010 which includes a review and resume of the scientific and technical literature on the value of Kluyveromyces yeast in swine health and nutrition. We also started an analysis of what could be the next step toward the potential uses of KM into swine health and nutrition.

Subsequent to the Company being able to obtain the required financing for the pilot plant, the Company expects to be able to rapidly undertake the construction of the pilot plant, and, upon successful testing and operations, expects be in a position to generate initial revenues from the pilot operation.  The Company has not yet been successful in raising the required financing for the pilot plant.

Additionally, the Company is continuing to seek out new markets for its products, as well as to secure stable sources of low cost raw materials. Efforts towards raising the capital required to fund current operations and business development plans are ongoing.

Liquidity and Capital Resources

As of March 31, 2010, the Company has $34,857 of cash on hand and a $6,958 receivable from taxation authorities, and anticipates requiring approximately $200,000 through the end of its current fiscal year to maintain current operations, and an estimated $1,400,000 to complete the development of the pre-industrial scale plant.The Company is looking into ways to reduce this cost by trying to acquire used equipment suitable for our needs and potentially leasing new or used equipment if available.

The Company will also require additional funds upon successful commencement of operations at the plant, for the purpose of working capital to fulfill orders, and to expand management and staffing.  The amount and timing of additional funds required cannot be definitively stated as at the date of this report and will be dependent on a variety of factors, including the timing of if and when we are able to raise sufficient capital to complete our plant.  As of the filing of this report, the Company has been successful in raising funds required to meet our current operations through equity financing and loans.  However, the Company does not anticipate that it will have any significant revenues, if any at all, generated from its operations for the next 12 months, therefore the Company will be required to raise additional capital either by way of loans or equity to continue to maintain operations at the current level. The Company cannot confirm that we will be able to raise any additional capital to fund our ongoing operations.

The Company issued a total of $200,000 of non guaranteed convertible debentures, $100,000 on February 14, 2008 and $100,000 on April 29, 2008 , bearing interest at the rate of 8% per year, payable on the 30 of June and the 31 of December, and maturing on the second anniversary of their issuance date ($100,000) on February 14, 2010, and $100,000 on April 29 2010, respectively), such Debentures to be convertible at the option of the holder into common shares of the Company at a price of $0.08 per common share, subject to the right of the Company to force conversion if the common shares trade at a minimum price of $0.16 per common share for fifteen consecutive trading days. The cost of financing was $12,000.  As of the date of this report, the first of the $100,000 convertible debentures was converted to 1,250,000 shares of common stock of the Company on February 14, 2010.    Subsequent to the period covered by this report the Company received notification of the intent to convert the remaining $100,000 convertible debenture into a total of 1,250,000 shares.  The shares have not been issued as of the date of this report.  As of the filing date of this quarterly report, the Company is current on its interest payments.

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

To date the Company has raised a total of $500,000 pursuant to this private placement, less financing costs of $30,000.  All warrants issued pursuant to the placements have expired. The funds raised by the placement have been used for general working capital. In addition, on December 9, 2009 and March 25, 2010 respectively, the Company entered into an agreement with two of its shareholders to receive loans of $100,000 each for a period of twelve months bearing interest at 8%. These funds are to be used for working capital.

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

Results of Operations

Comparison of the three month and nine month periods ended March 31, 2010 and 2009

During the three month period ended March 31, 2010, the Company had no revenues and experienced a net loss for the period of $116,652, as compared to no revenues and a net loss of $107,812 for the same period in the preceding year.  The increase in the amount of the loss was largely attributable to an increase in research and development expenses, from $1,222 in 2009 to $32,553 in 2010, though offset by a decrease in general and administrative expenses from $99,794 in 2009 to $74,730 in 2010. The decrease in the amount spent on general and administration expenses in the current fiscal year is due to an effort by the Company to reduce costs in several different expense categories during a generally challenging economic time, while increasing its research and development efforts focused on bringing the Company’s technology closer to commercialization.

During the nine month period ended March 31, 2010, the Company had no revenues and experienced a net loss for the period of $357,100, as compared to no revenues and a net loss of $389,986 for the same period in the preceding year. The decrease in the amount of the loss was largely attributable to a decrease in general and administrative expenses from $366,415 in 2009 to $222,649 in 2010, though offset by an increase in research and development expenses and interest / penalties expense, from $2,453 and $17,657 in 2009 to $88,259 and $37,614 in 2010, respectively.  These differences in the 9 month period were attributable to the same reasons noted for the three month comparison period with the additional interest being in line with additional interest bearing debt incurred towards the end of the previous period as opposed to have been outstanding for the whole current period.

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

ITEM 4T.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls

On November 17, 2009, a director of the Company, Michel Plante, was appointed as Chief Financial Officer.  Mr. Plante has substantial expertise in financial reporting, and one of his mandates is to work with the Company’s Chief Executive Officer, Mr. Trudeau, in remedying previously identified weaknesses in the effectiveness of our internal controls over financial reporting.  In the intervening period through to March 31, 2010, substantial progress has been made in this regard despite the Company’s fiscal limitations.  Specifically, our CFO is independently responsible for undertaking all accounting functions, with such work being reviewed by our CEO, providing for additional oversight.  Furthermore, progress has been made in developing written policies and procedures for accounting and financial reporting, as well as implementation of controls over period end financial disclosures and reporting, which we believe to be sufficient to have addressed previously identified weaknesses in these areas.  While the Company does not yet have an independent audit committee, it will continue to make efforts in establishing such a committee at such time as our resources permit.  However, with the segregation of accounting duties and other progress made, management believes that as at March 31, 2010, our internal control over financial reporting are sufficient.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three month period ended March 31, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

3.1.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 18, 2003.
3.1.2	Amended Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 18, 2003.
3.2.1	Bylaws	Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 18, 2003.
3.2.2	Amended Bylaws	Incorporated by reference to the Exhibits attached to the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 13, 2009.
10.1	Management Contract and November 2008 amendment between the Company and Daniel Trudeau	Incorporated by reference to the Exhibits attached to the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 13, 2009.
10.2	Agreement - Work Proposal with Technologies Biofermec Inc. dated April 16, 2009, translation from the original agreement in French.	Incorporated by reference to the Exhibits attached to the Company's report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2009.
10.3	2008 Stock Compensation Plan	Incorporated by reference to the Exhibits attached to the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 13, 2009.
10.4	Consulting Agreement between the Company and Michel Plante dated October 16, 2009	Incorporated by reference to the Exhibits attached to the Company's report on Form 10-Q filed with the Securities and Exchange Commission on February 12, 2010.

10.5	Employment Contract between the Company and Daniel Trudeau dated December 1, 2009	Incorporated by reference to the Exhibits attached to the Company's report on Form 10-Q filed with the Securities and Exchange Commission on February 12, 2010.
10.6	2010 Stock Option and Stock Award Plan	Incorporated by reference to the Company’s Definitive Information Statement 14-C as filed with the Securities and Exchange Commission on March 4, 2010.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTICUS INTERNATIONAL CORPORATION

Date:	May 10, 2010	By:	/s/ Daniel Trudeau
		Name:	Daniel Trudeau
		Title:	President (Principal Executive Officer)

Date:	May 10, 2010	By:	/s/ Michel Plante
		Name:	Michel Plante
		Title:	Chief Financial Officer, Secretary (Principal Financial Officer)