Form 10-K
period 2010-06-30
ANTICUS INTERNATIONAL CORP
filed 2010-09-28
CIK 1192494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-51779
Commission File Number

ANTICUS INTERNATIONAL CORP.
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
Title of class
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ] ]	No	[X]

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

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, was approximately $371,826 as of December 31, 2009 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

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

54,478,295 common shares outstanding as of September 27, 2010

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

none

ANTICUS INTERNATIONAL CORP.

PART I

ITEM 1.          BUSINESS

The statements contained in this Annual Report on Form 10-K for the fiscal year ended June 30, 2010, that are not purely historical statements are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please see "Forward-Looking Statements" under Item 7 of this Annual Report and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

General Development of Business

Anticus International Corporation (the “Company”, “we”, “us”, “our” or “Anticus”) was incorporated on May 1, 2002 under the laws of the State of Nevada, and has a fiscal year end of June 30. The Company has been in the development stage since its formation and has not generated any revenues from its planned operations. Anticus International Corporation has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

After a number of unsuccessful attempts to complete acquisitions, effective April 20, 2006, we acquired a worldwide exclusive license to the microbiological process known as “ Prolactis TM ” from Michel Deblois Technologies Inc.,  Costal, Inc. and Redal, Inc. by way of the issuance of two million one hundred thousand (2,100,000) common shares of our Company.  On October 3, 2006, we issued a further one million five hundred thousand common shares (1,500,000) at a deemed price $0.18 per share to the licensors to waive any and all conditions contained in the license agreement and obtain a clear license to Prolactis TM subject only to payment of a royalty of four percent (4%) of all gross sales to Redal, Inc. and the exclusive right by Redal, Inc. to supply the proprietary components of the systems, at fair market value to be agreed between Anticus and Redal, Inc.

The Prolactis TM process provides, through the use of a novel type of bioreactor, for the microbial bioconversion of lactose and other fermentable simple carbohydrates (sugars), into a high quality protein biomass, literally transforming certain food production wastes and by-products into a fluid stream of water and commercially usable yeast. The Prolactis TM process was  developed by (i) Jacques Goulet, Ph.D., Agr., President of Costal Inc. and professor at Laval University in Quebec City, Quebec, Canada, (ii)  Michel Deblois, engineer and President of Michel Deblois Technologies Inc., and (iii) Lucien Pomerleau, M.Sc., Agr., and President of Redal Inc.  The type of yeast produced and collected through this process as part of the Company’s license, is Kluyveromyces marxianus, and the liquid effluent remaining after phase biomass separation is then suitable for simple disposal into municipal wastewater treatment systems.

The Company has completed the proof of concept and the initial testing of the Prolactis TM process using whey permeates as raw materials. The next developmental stage is to build and operate a semi-industrial plant (housing a single reactor) for final pre-commercialization testing. This scale-up from the current pilot plant will allow the company to carry out, among other things, the full optimization of various production parameters in order to maximize yields and also design the complete quality assurance program covering for the end product(s). This semi-industrial unit will also function as a technological showcase.

On August 8, 2008, Green Yeast Canada Inc. (Levure Verte Canada Inc. in French) was incorporated under the Canada Business Corporations Act with a registered office in Quebec, and is a wholly owned subsidiary of Anticus.  The purpose of Green Yeast Canada Inc. is to undertake research & development activities and operations in Canada.  Since January 1, 2010 the Company has been carrying out all of its Canadian operations through the wholly owned subsidiary.

Principal Products and Services and their Markets

The ProlactisTM Process for Yeast Production.

Prolactis TM

The very essence of this process relies on the ability of yeasts to capture and assimilate certain components that are present in liquid agrifood production effluents. The main chemical elements sought are carbon and nitrogen in forms which yeast can metabolize in order to efficiently self-propagate. Several types of industrial agrifood effluents contain either nitrogen or carbon or both. Those effluents or by-products have little or no value and may even in some cases represent a serious and costly disposal problem. However, yeast manufactured using these raw materials can either be marketed ‘as is’ or further used as source for extraction of strategic high-value compounds. For the latter scenario, the derived value depends on the level of technology required and can include end applications as diverse as animal health/nutrition and human pharmaceuticals and cosmetics.

The process consists of inoculating one or several bioreactor tower(s) with a yeast strain which adheres and fully coats internal surfaces within 10 to 12 days. Thereafter, required nutrients are directly fed to the yeast, on a 24/7 basis, by continuous gentle dispersion of whey or other suitable carbohydrate source from the top of the tower. As the liquid flows downward, key nutrients are absorbed by the yeast cells; these then multiply by mitosis and fall out by gravity into the collecting system at the bottom of the reactor.  Cells rapidly propagate under a constant supply of oxygen, by opposition to a fermentation process which excludes oxygen and produces ethanol. The yeast is subsequently separated using centrifugation or another known method. Generally, the resultant concentration of yeast is around 3%, with variations being mostly a function of the raw material supplied. The remaining liquid phase is an aqueous effluent of low COD (Chemical Oxygen Demand), which is a measure of the level of this type of pollutant in the effluent, with a reduction ranging from 65% to 95% compared with initial levels.

The principles of yeast manufacturing have been known for a long time. However, the process and hardware licensed by the Company allow for the economical and efficient processing of ‘diluted’ raw materials.  Until now, the industrial production of yeast is usually performed using molasses which contain up to 10 times more carbon than the by-products deemed suitable for the current reactor system.

Prolactis TM   Yeast

Yeast is commonly used in various human and animal food applications. Saccharomyces cerevisiae yeast is very well known in the production of bread and alcohol. There are also thousands of others; some have commercial applications, such as the one used in the Prolactis TM process (Kluyveromyces marxianus). Basically, yeast requires carbon and nitrogen to reproduce but the sources can differ. For instance, bread yeast is propagated on molasses (containing sucrose) but that stock cannot metabolize the sugar present in milk (lactose), which our process precisely can. The yeast stock fixed in the company’s bioreactor is chosen according to the specific end-product requirements.

The end product generated through our process can be either:

•	Yeast Biomass - Kluyveromyces marxianus in a variety of final forms.

•
Yeast Components - Autolysates / Extracts, which consist of the intracellular contents isolated following lysis of the cells, with (or without) cell wall material. Traditionally, such products are considered as natural flavorants, due to their relatively high content of ribonucleic acid (RNA), a natural source of 5’GMP. Yeast extracts containing natural nucleotides can improve the taste profile of human foods and of animal feed, in the latter case helping to increase daily intake. Many recent studies have focused on the relationship between supply of nucleotides and immune functions; indeed the modulatory effects of nucleotides on immunity have become increasingly recognized. As well, cell wall material can be used as bio-adsorbent towards mycotoxins which nowadays represent a pressing issue in feed and food safety.

Probiotic Yeast – viable cells in either liquid or dry form.

The Market for Yeast Products:

Potential markets are in the following sectors:

•	Animal feed market
•	Pet food market
•	Food (flavor enhancement) and ingredients market
•	Probiotics market

Animal Feed Market:

The global market for animal feed additives has experienced substantial changes over the past few years.

Back in 2004, the world market for nutritional feed additives was valued at approximately $7.9 billion, and was forecast to reach $15.4 billion by 2010, an increase of almost 100 % over six years. Major growth was expected in Asia, especially in China. Meanwhile, South America, and to a lesser extent in Eastern Europe, were assumed to contribute to further growth in the market. However USA and Western European markets are expected to participate to a lesser extent to market growth, due to generally declining livestock numbers and lower compound feed use in Europe.

Market growth for nutritional feed additives is mainly driven by the following trends:

a) Economic Environment

The combination of a growing population and increasing disposable incomes leads to significant growth in demand for meat products. This effect is especially strong in the fast developing regions of Asia and South America. In these regions, a rising demand for meat carries huge potential for improving feed efficiency, via the inclusion of feed additives such as fermentation products.  In this respect, Japan, Europe and the USA have reached a level of near saturation. In these mature markets the shift is towards more convenient and processed products. In general the market for meat products is pushed by a higher demand for value at all levels: gustatory, nutritional and microbiological.

b) Trend towards pig and poultry meats

A continually increasing demand for pig and poultry meats has a positive impact on the growth of the additives market, since these animal categories account for the major client segments for natural feed additives. In this respect, market participants big and small are aggressively focusing on innovative feed additives.

c) Ban of antibiotic growth promoters

Historically, the EU was the first region to impose a ban on the use of antibiotics as growth promoters in animal feed; the last four antibiotics for such purpose were phased out in January 2006. Consequently, feed producers have been actively looking for suitable alternatives. Currently, manufacturers of probiotics, prebiotics, organic acids and enzymes seek to offer comparable cost-effective solutions. The ban on antibiotics in Western Europe and in the EU accession countries in Eastern Europe can thus be seen as the key market driver for the mentioned additive segments. In the case of the USA, major concerns about antimicrobial resistance caused by routine use of antibiotics in animal feed also stimulated the market for alternatives. Notably, the FDA`s Center for Veterinary Medicine recently issued in June 2010 a guidance document entitled “The Judicious Use of Medically Important Antimicrobial Drugs in Food-Producing Animals”.
(www.fda.gov/downloads/AnimalVeterinary/GuidanceComplianceEnforcement/GuidanceforIndustry/UCM216936.pdf).

d) Consumer preferences and concerns

Particularly in developed regions, consumer preferences play an important role in shaping the meat industry landscape. Therefore, changes in the demand structure constantly compel industry players to adapt their strategies. In recent years, consumers have demanded higher levels of quality and better guarantees of safe foods. Public discussions on the safety of previously unquestioned ingredients have opened the market for natural additives.

Known for their role in fostering healthy and profitable animal nutrition, feed additives lately have generated interest in the environmental and medical communities, given their potential to help deliver the sustainable production of healthy and appealing meat products.

Besides the above mentioned factors, there are certain market constraints that are challenging the market for feed additives:

a) Outbreak of animal diseases

In the past decade the meat industry has been threatened by several outbreaks of animal diseases. Above all, the Asian influenza has challenged the industry the most and became a global problem. The concerns of consumers are reflected in a reduced consumption of targeted meats in times of declared diseases and have led to price drops in some regions. Additive manufacturers therefore have to face unexpected declines in demand and occasionally further pressure on product prices.

b) Price development

Prices for certain types of feed additives have dropped during the past few years. The reason for price erosion can mainly be seen in oversupply. Particularly, Chinese vitamin producers challenged the industry with very low prices. In some segments, volume increases could not always compensate for the heavy price drops, and thus, the market value of several additives is now less than it used to be in past years. Manufacturers need to track carefully these price movements, in particular with new players coming on stream in low-cost regions, and the ever increasing impact of the free trade of goods.

c) Increase in raw material costs

Apart from price fluctuations, additives manufacturers are constantly challenged by high raw material costs. This includes factors such as diversion of crops towards biofuels production or other biomass conversions unrelated to the animal sector.

Overall, the animal health industry is responsible for maintaining the health and productivity of more than 3.3 billion livestock and 16 billion poultry worldwide, and ensuring that the food they provide remains wholesome and abundant. In addition, the industry must cater to the health and well being of companion animals. Despite this, the human healthcare market is significantly larger than the combined market for all nonhuman species.

The global animal health market is very complex, operating under stringent and increasingly restrictive regulations similar to those for human health. In an increasingly risky environment for new product development, the difference between future success and failure often lies in successfully identifying the next growth segment, developing the right product candidates and being the first to market. Despite all these risks, the industry continues to grow.

The above mentioned drivers and constraints will lead to a volume increase in nutritional feed additives, which might even outperform the market growth of compound feed. Following this trend, feed additives are expected to account for $8.1 billion in 2010.

In the specific area of feed enzymes, the impetus by various governments towards minimizing environmental impacts of concentrated animal food operations (CAFO`s), in particular their phosphorus release, has resulted in a huge demand for phytase. The consequent rush to produce this enzyme has led to its status now being that of a near commodity. Rapid growth has occured, and continues to do so, led by cellulases and other non-starch polysaccharidases.

The prolonged period of recent economic recession has negatively impacted the spending on animal health products (such as biologics, pharmaceuticals and feed additives) to prevent and treat diseases in farm and companion animals. Due to rising inflation and contracting disposable income, the consumer-spending pattern for meat products has, at least temporarily, shifted towards less-expensive items, which tends to squeeze global revenues.

Overall, the medium to long-term outlook for animal feed industry still remains encouraging. Growth fundamentals such as population, per capita meat consumption, and general consumption rates in developing nations are expected to display resurgence in the upcoming years and drive the strong business case in the post recession period.

Summary

The total worldwide market for animal therapeutics and diagnostics is expected to continue to show healthy growth through 2013, reaching nearly $21 billion or 5.8% average annual growth compared to 2008 levels.

Pharmaceuticals account for the largest percentage of revenues at nearly 54%. Feed additives are the second largest market segment due to demand from the food animal sector. Diagnostic products account for a smaller portion of the market.

The animal feed antibiotics/antibacterial market is the largest product segment, having contributed a share of about 27.89% in the total market revenue generated for the year 2009. However, the animal feed amino acids market is the fastest growing product segment displaying a CAGR of 5.21% over the analysis period 2007-2015. This demand for amino acids represents a positive attribute for sources of quality proteins such as yeasts.

The U.S., Europe, and Asia-Pacific markets have been the traditional contributors to the overall activity, having accounted for a combined share of 73.5% of the total revenue generated in 2009. The U.S. represents the largest market worldwide followed by Europe, and Asia-Pacific. Although seen as a small market, Latin America displays the fastest CAGR over the analysis period 2007 to 2015.
 (http://www.strategyr.com/Animal_Feed_Additives_Market_Report.asp).

Pet Food Market:

In the last ten years, the maturing pet industry has been transformed into a dynamic, highly competitive environment.

It is estimated that 62% of North American households own pets. The most popular categories are dogs, cats, and freshwater fish. Pet foods, growing at an annual rate of almost 4%, will remain the largest segment of this market A recent report (http://www.petfoodindustry.com/5935.html) estimates the value of the global pet food market at US $56.4 billion by 2015 and states that the US and Europe currently account for a consolidated share of more than 80 % of the total.

Pet owners are themselves more health conscious and consume healthier human foods. The American population continues to focus on fitness, dieting, counting calories or carbohydrates, and fighting the aging process. The growing number of childless couples, singles living alone, and those baby boomers now becoming “empty nesters,” will boost the demand for pets. These companion animals are expected be treated like children and pet food will become a source of nutrition, taste, and happiness.

The US Pet Food Industry was estimated at $17 billion in 2008. It is highly concentrated with seven companies accounting for 86% of the total market. Nestlé alone has a 30% market share.

Interestingly, the global pet industry is booming despite the recent economic crisis; the American Pet Products Association's annual survey says overall spending in the pet industry including food, supplies, veterinary care, live animal purchases and other services such as grooming, boarding and pet sitting grew by 5.4% from $43.2 billion in 2008 to a little more than $45.5 billion in 2009. The growth could be attributed to the humanization of pets, which is shrinking the “quality-of-life” gap between humans and their animal companions in various categories, including food, clothing, health care and services.

The importance of this sector can be witnessed at annual events such as the Global Pet Expo (Orlando, Florida) which typically showcases over 800 manufacturers and about 4,000 new products.

Human Food and Ingredients Market

Incorporating yeast extracts into processed foods provides several known advantages.

1. Flavor enhancement. The background flavor of yeast extracts brings a complementary synergy to savory flavors. For instance, baker's yeast extracts used at levels of 0.1% to 0.5% (as consumed) are commonly used to increase the brothy, meaty character of chicken or poultry in soups. Many cheese-flavored items use brewer's yeast products to increase flavor impact and to provide a sharper, more aged flavor. As baker’s yeast is being produced on molasses, it is understood by those skilled in the art that a novel yeast such as Kluyveromyces, which is grown on milk-derived substrates, provides a superior and attractive flavor profile compared with products currently available.

2. Sodium reduction. Yeast extracts can deliver increased salt perception. In particular, products containing significant levels of 5'-nucleotides can improve the flavor of low-salt products. Importantly, the ProlactisTM process is able to generate powders which feature not only the desired nucleotide content, but also harbor most of the original minerals from milk. This therefore provides an excellent balance of micronutrients that help counterbalance the targeted reduction in sodium. In April 2010, sixteen US food producers have come together as part of a national effort to reduce salt content in restaurant and packaged foods by 25% in the next five years. As well, Health Canada proposed its own salt reduction strategy which will urge the food industry to help slash the average Canadian's daily consumption of sodium from 3,400mg to 2,300mg by 2016.

3. MSG alternative. The presence of 5'-nucleotides in yeast extracts combined with the natural glutamic acid content found in many foods can eliminate the need for added MSG in formulations. Such synergy allows for the reduction in the level of glutamic acid via the presence of 5'-nucleotides at low levels, resulting in a more intense flavor profile.

4. Natural ingredient statements. Yeast extracts fit the definition of natural flavors as described by the FDA. Recent labeling regulations will require that yeast extracts be labeled by their common and usual name "yeast extract." The labeling of an ingredient as "yeast extract" is viewed as more acceptable than MSG and/or hydrolyzed vegetable protein due to the long-time natural association of yeast with food products.

5. Cost reduction. Levels of more expensive natural ingredients, such as natural flavors, cheeses and meat extracts can be reduced or replaced through the use of the appropriate yeast extracts.

Probiotics Market:

Probiotics have been in use for many years. However, only relatively recently have their wide-ranging potential health benefits been properly appreciated, and thorough research undertaken to confirm their efficacy.

Within the EU, the dairy sector is the most developed segment of the market, with probiotic yoghurts and fermented milks particularly in “daily dose” format being widely popular. Consumer acceptance varies greatly across Europe: Northern European and Scandinavian countries those having a long traditional consumption of fermented dairy products represent the most active market. Probiotic dietary supplements have been slow to gain acceptance, but new applications are emerging all the time.

In the US, the situation is reversed, with dietary supplements by far the most accepted product format. It is generally established that US consumers are more willing to take supplements than their European counterparts, thus explaining the large difference. Conversely, the US dairy probiotics market is relatively underdeveloped, as consumer-focused companies such as Danone and Yakult have invested less significantly in developing the US market. Still, this trend appears to be changing rapidly, leading towards new entries into the US market.

On the whole, probiotics represent a fast-growing area for functional foods manufacturers and suppliers, and producers must be sure to capitalize on this potential by supporting a well thought-out strategy. In this respect, the application of viable Kluyveromyces yeast in capsules or tablets should be evaluated as an alternative to already formed fungal galactosidase (“lactase“) aimed at the expanding lactose-intolerant proportion on the world population.

Distribution Methods of the Products

As the Company is not yet manufacturing a product in commercial quantities, a distribution strategy has not been comprehensively established. However, it is anticipated that a product will be sold primarily to other downstream producers who will be using it either as an additive, or as a base for further refining. Consequently, the product will be bulk-shipped by truck in appropriate container sizes required to maintain its temperature-controlled non-contaminated state.

Status of any Publicly Announced New Product

Through the end of the fiscal year, substantial additional work had been undertaken with regards to completing the engineering design on the pilot plant, together with full budgeting.  Some of the parameters examined include construction site characteristics and environmental licenses, building codes, sanitation issues, energy consumption as well as the streamlining of the input-output flow. Additionally, efforts were made in identifying further markets for the yeast products, as well as exploring applications for potentially higher-value derivatives based on the Kluyveromyces yeast.

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition
Generally speaking, the human nutrition market is seen as more lucrative than the animal nutrition market in terms of profit margins.  However, suppliers in the human sector where health claims are to be made, must comply with very strict and expensive regulations with regards to the safety and efficacy of the products. The origin and control of raw materials may influence a new product’s acceptability for the human market. For instance, a raw material that is stored under unsanitary conditions will not be accepted for the production of human-grade yeast. Acceptable substitutes would be for example off-spec batches of alcoholic drinks and of soft drinks and notably most milk products.

Thorough discussions have taken place with the competent authorities at the Canadian Food Inspection Agency with regards to marketing the yeast products as ingredients in food processing. The requirements are fully understood and mainly involve sanitary compliance at the production site, as well as labeling issues.

Currently, no official request has been filed to pursue human applications as Natural Health Product (NHP) although we have reviewed the various requirements for such filing. We are still evaluating the types of specific claims and allegations to be made on the human benefits of our yeast product(s) when processed and marketed as human nutraceuticals. Consequently, our development efforts are directed towards to animal health/nutrition applications. The international market for feed yeasts focuses mainly on livestock species.

Since yeasts contain up to 50% protein on a dry basis, they can be sold as protein supplements in animal nutrition. However, margins are weak in this segment because the overall supply of commodities such as corn, soy, canola and other protein sources is relatively cheap. In order to add significant value, other unique characteristics must be emphasized.  Potential buyers such as feed manufacturers have a sound understanding of the various yeast advantages as a supply of key nutrients in animal nutrition: these include essential amino acids, nucleotides, cell wall components, vitamins and chelated minerals. Moreover, a significant number of refereed scientific publications describe the benefits of yeasts in animal productivity and on the animal immune status. In the EEC, ‘probiotic’ yeasts are being touted as alternatives to the use of antibiotic-type growth promoters in various animal species. Several such products have been examined and accepted by the European Food Safety Authority (http://www.efsa.europa.eu/en/panels/feedap.htm).

It is reasonable to forecast an increased demand for a ‘clean’ protein source – yeast that is - in animal health/nutrition. Factors behind this trend include the growing preoccupation of the average consumer with publicized phenomena such as the overuse of antibiotics in food animal production and infectious outbreaks such as mad cow disease. Policy changes and progressive restrictions are likely to further enhance the introduction of new types of probiotic yeasts and their derivatives.

Up until now, the feed yeast market has been dominated by Saccharomyces cerevisiae, the yeast also known for bread-making, wine and beer fermentations. Major players have focused their efforts towards the development of new products from that very strain, for example, selenium or chromium-enriched Saccharomyces. Occasionally, producers have channeled into the animal feed market those lots of manufactured yeast which did not fully meet requirements for clienteles in human applications.

Our approach consists in identifying unique characteristics of our specific yeast strain, and then focusing on those downstream manufacturers who presently use alternative yeast varieties, or who could benefit by starting to add yeast in their product lines.  We are able to identify the unique properties of the Kluyveromyces strain we manufacture, and thus are in a position to offer a cost effective substitute to other yeasts. Upon establishing a market for our Kluyveromyces yeast, we will become one of a very limited number of global producers of this strain.

There are at the moment at least two known producers of Kluyveromyces both based in Europe: one marketing into certain niche yeast markets, and the other selling savory ingredients for the aroma and flavoring industry. Our unique production method, and low cost of raw material supply, will position Green Yeast as highly competitive against other producers.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Various raw materials for this process are available in large volumes around the world, but in the current context those of greater interest are: milk by-products (whey permeates and derivatives), and expired or defective batches of beers and soft drinks. Such materials contain carbohydrates, are generally of high quality, and in many instances would likely be causing environmental problems upon disposal. Depending on the circumstances, it is often possible to source these materials at no cost or to charge the point of origin to solve their disposal issue.

It is an understatement that the current regulatory climate requires more and more initiatives designed to alleviate the environmental impact of agrifood production. Under such conditions, applying a new process to turn waste by-products into marketable value-added compounds and ingredients represents an obvious step in the right direction.

Worldwide, more than 177 billion liters of cheese whey are produced annually. Less than 40% of that amount is transformed into whey powder.  In Québec alone, cheese production generates approximately 1.2 billion liters of liquid whey, a figure which represents more than half of the overall Canadian production.

In 2013, the global beer market is forecast to have a volume of 162.3 billion liters, an increase of 11% since 2008 (http://www.researchandmarkets.com/reports/53577). With a hypothetical loss of 1% (as returns and missed lots) available volumes as yeast propagation substrate can be estimated at nearly 1.6 billion liters.

In 2013, the global carbonated soft drinks market is forecast to reach a volume of 200.1 billion liters, which represents an increase of 10.6% since 2008.
(http://marketpublishers.com/report/consumers_goods/other_cg/carbonated_soft_drinks_global_industry_guide.html)

The main suppliers of potential raw materials are very diverse, and potentially include all major manufacturers of cheese, beer and sparking sodas, in Quebec and elsewhere.

Major whey producers in North America include more than 20 cheese plants in Canada operated by global companies such as Kraft, Parmalat, Saputo, Agropur and Salemo. There are also several mid-sized Quebec companies including Chalifoux, Perron, St-Laurent and Boivin, as well as major US operations by Dean Foods, DFA, AgriMark, Leprino, Great Lakes, Saputo, Davisco, Hilmar and Lactalis.

Dependence on One or a Few Major Customers

As the Company is not yet in production, there is no reliance upon any number of major customers. However, upon achieving manufacturing, we will be offering a standardized product that is attractive to a large number of industries. This will likely lead to a more diversified customer base.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We hold an exclusive license to the microbiological process known as “ProlactisTM”. The process provides for the bioconversion of lactose and other simple sugars into high protein biomass, literally transforming waste and by-products into water and yeast to be used in animal nutrition.  The ProlactisTM process bioreactor is patent-protected in Poland (WYN: (11) 198449) and has entered national phase examination in the US (US 20050037452, 23/09/2004 10/488110). In Canada, patent number 2,458,671 was granted on June 1, 2010. The additional know-how and improvements to the process are left out of the patent since they are considered trade secrets. Patenting fees are covered by the Company through its licensing agreement with Redal Inc., while patents remain with the inventors.

Need For Any Government Approval of Principal Products or Services

We do not currently have any production, however, we are required to secure government approvals for all manufacturing operations undertaken in the Province of Quebec and thus, we will be required to ensure that all approvals are granted and complied with.

Effects of Existing or Probable Government Regulations on our Business

Whereas economic considerations represent the main argument in convincing potential users of the Prolactis TM technology, the continued tightening of environmental regulations will help in developing this market sector, as the costs of proper disposal of agri-food by-products and expired / faulty beer and carbonated beverages keep rising.

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.” That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002. The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to the our stockholders.

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Activities and Costs

In the two most recent fiscal years, we expended approximately $200,000 on research and development. The cost of this activity has been borne by the Company, as it focused on further developing applications for the Prolactis TM process.  R&D activities include improvements on methods to concentrate and dry the finished yeast product; a genomic analysis of our produced yeast; an exhaustive literature review defining the applications of the Kluyveromyces yeast in swine production; development of a pricing model defining how the same yeast would be applied against other existing protein sources in feed mills; the further development of two forms of our key yeast product for core market applications.

Costs and Effects of Compliance with Environmental Laws

We are not required to comply with any environmental laws that are particular to our business operations. We are subject to wastewater quality requirements applicable to all businesses and subject to typical monitoring and inspection protocols. Our operations are environmentally beneficial, as they contribute to reclaiming and reducing food and beverage industry waste and rendering the residual safe for municipal disposal. Specific costs related to compliance with environmental laws relate generally to control of unprocessed raw materials and prevention of any downdrain release of those raw materials.

Employees

At present, we have one employee, Mr. Daniel Trudeau, the Company’s President and CEO, who is responsible for the operations of the Company.

Additionally, a director and officer of the Company, Mr. Michel Plante provides accounting services to the Company through a consulting contract, and serves as the Company’s CFO and Secretary.

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

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports or registration statements that we have previously filed electronically with the SEC at its Internet site at www.sec.gov. Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms. Our SEC reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-0219.

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

The Company currently operates from executive office space in Montreal, Quebec, Canada for which they pay a minimal rental of $50.00(CDN) per month. Our research and development sub-contractors have provided the necessary space to date as required for research testing. We believe that the foregoing arrangements are sufficient for our current operational needs, until we are able to commence the development of our first small scale production plant, in which case additional office and suitable commercial space would be required.

ITEM 3.          LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-K.

ITEM 4.          (REMOVED AND RESERVED)

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock trades on the Over-the-Counter Bulletin Board (“OTC/BB”) under the symbol "ATCI".  Following is a quarterly report of high and low bid prices for the last two (2) fiscal years.  Since May 9, 2008 the Company’s common shares have been trading on the Over the Counter Bulletin Board under the symbol ATCI.OB.

Quarter	High ($)	Low ($)
4th Quarter ended 6/30/2010	0.004	0.0021
3rd Quarter ended 3/31/2010	0.007	0.0023
2nd Quarter ended 12/31/2009	0.02	0.001
1st Quarter ended 9/30/2009	0.003	0.001

4th Quarter ended 6/30/2009	0.003	0.0005
3rd Quarter ended 3/31/2009	0.0011	0.0002
2nd Quarter ended 12/31/2008	0.01	0.0005
1st Quarter ended 9/30/2008	0.03	0.01

The above information was provided by Pink Sheets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of September 27, 2010, there were 72 record holders of the Company’s common stock.

Dividends

We have never declared or paid dividends on our common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities:

On April 13, 2010, a Convertible debenture for an amount of $100,000 was converted to 1,250,000 shares of common stock of the Company. The shares were issued during the period.

There were no additional unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Summary

The Company continues to pursue its goals of commercializing the Prolactis TM microbiological process.

During 2009, we had entered into an agreement with microbial specialists Technologies Biofermec Inc. with the aim to produce 50 kilos of two KM yeast products: (i) active yeast and (ii) autolyzed & hydrolyzed inactive yeast. Goals for this R&D production are: (1) To better understand the growth parameters of the strain K.marxianus GY (2) To define and establish the parameters for control and quality assurance during propagation (3) To optimize the growth medium for K.marxianus strain GY by using key nutritional additives (4) To optimize the production of inocula (5) To define and validate the fed-batch mode of propagation (6) To produce and dehydrate the two types of yeast products (7) To perform required analytical work on the yeast products. A report describing this work was received in November 2009. The cost of this research amounted to $32,000.  The funds required for this were expended from working capital. Additionally, the Company is continuing to seek out new markets for its product, as well as stable sources of low cost raw material. Efforts towards raising the capital necessary to fund current operations and business development plans are ongoing.

The second phase of collaboration with BioFermec has generated high-quality samples produced by pilot drying using a scaled-down version of a rotary drum dryer; those samples have been analyzed and submitted to potential users in the animal and human sector.

As well, a presentation of the GYC process and its products was made in October 2009 to an audience of 120 executives and scientists during a province-wide Bioprocess meeting organized by the Quebec Biotech Development Center (CQVB).  Green Yeast Canada Inc. also commissioned the Quebec Swine Development Center (CDPQ) to prepare a technical study on the applications of lactic yeast in swine production. The report was completed and reviewed in March 2010.

As of August 2010, the registration process for the GYC Kluyveromyces yeast strain has entered into its last phase at the Canadian Food Inspection Agency. Concurrently, negotiations have progressed with Agriculture Canada`s Ruminant Research Center in Lennoxville, with the purpose of undertaking an intensive field trial involving the ability of GYC`s yeast to counteract negative metabolic syndromes in lactating dairy cows. This is expected to lead to value-added applications of the GYC yeast in dairy herd management and milk productivity.

Negotiations have been continuing with a major university to conduct high-level biochemical modeling and further optimization of the GYC production process, as part of a government-subsidized project. Contracts have been drawn and the required agreements are to be completed in September 2010.  This collaboration will generate invaluable theoretical data on the micro-phenomena in the GYC bioreactor and allow for highly reliable scaling up of the pilot and commercial units.

Liquidity & Capital Resources

At June 30, 2010, we had total current assets of $22,971, as compared to $65,149 at June 30, 2009.  Our current liabilities are $411,890, as compared to $279,586 at June 30, 2009.  Throughout the fiscal year, we utilized $419,893 in cash for operating activities, as compared to $333,648 in the prior fiscal year.  We funded our operations through a combination of private placements netting $94,000, and loan proceeds of $300,000.

With a working capital shortfall as of June 30, 2010 of approximately $390,000, together with anticipated cash requirements of $400,000 for routine operations and research & development in the forthcoming fiscal year, we will require an estimated $790,000 of additional financing in order to maintain current operations.  Additionally, we have budgeted$1,400,000 to complete the development of the pre-industrial scale plant. The Company is looking into ways to reduce this cost by trying to acquire pre-owned equipment suitable for our needs and potentially leasing new or used equipment, if available.

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

The Company does not anticipate that it will have any significant revenues, if any at all, generated from its operations for the next 12 months and therefore has insufficient capital to undertake current operations and therefore will be required to raise further funds, either by way of equity, loans or a combination of both.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern, since the continuation of our business is dependent upon successfully completing and operating the expandable plant in order to demonstrate the commercial viability of our process and products.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming any loan would be available, will increase our liabilities and future cash commitments.

Subsequent to the fiscal year end, in July 2010, the Company obtained a loan totaling $50,000 to cover operating costs; however, additional funds are required as noted herein.

Results of Operations

Comparison of 2010 and 2009

During the fiscal year ending June 30, 2010 the Company had no revenues and experienced a net operating loss for the period of $907,433, as compared to no revenues and a net operating loss of $425,670 in the fiscal year ending June 30, 2009.  The increase in the amount of the loss was largely attributable to an increase in research and development expenditures from $81,112 in 2009 to $136,300 in 2010. The amount spent on general and administration expenses in the current fiscal year has been maintained to the level of the previous year. The expense associated with interest increased year over year, due to the interest accrued on the non-guaranteed convertible debentures and loans payable to related parties. Due to the fact that the Company has been unable to generate any revenues, that there are no agreements in place to provide the financial support to fund such operations, and no agreements with any possible clients to provide future revenue. Management decided to record impairment for both the license and the industrial equipment, for a total impairment of $402,413 in 2010 compared to $0 in 2009.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto below beginning on page F-1.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) REPORT AND FINANCIAL STATEMENTS June 30, 2010 (EXPRESSED IN U.S. FUNDS)

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders' Equity (Deficit)	F-5 to F-7

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9 to F-22

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Anticus International Corporation
Montreal, Canada

We have audited the accompanying consolidated balance sheets of Anticus International, Corp. and subsidiary (A Development Stage Company) (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from inception (May 1, 2002) to June 30, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anticus International, Corp. and subsidiary (A Development Stage Company) as of June 30, 2010 and 2009, and the results of their operations and cash flows for the years then ended and from inception (May 1, 2002) to June 30, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
September 23, 2010

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Balance Sheets June 30, 2010 (EXPRESSED IN U.S. FUNDS)
	June 30,	June 30,
	2010	2009
ASSETS
Current assets:
Cash	$6,413	$33,180
Prepaid expenses	-	7,064
Receivable from taxing authority	16,558	24,905
Total current assets	22,971	65,149

Deferred loan fees, net	-	4,370
Property and equipment, net (note 8)	3,136	3,914
Website, net (note 7)	943	6,977
Industrial equipment (note 9)	-	27,391
Intangible asset, net	-	392,878
	4,079	435,530

Total assets	$27,050	$500,679

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$100,514	$71,674
Accrued interest on convertible debentures	3,595	7,912
Accrued interest on loans payable, related parties	7,781	-
Loans payable, related parties	300,000	-
Convertible debentures	-	200,000
Total current liabilities	411,890	279,586

Total liabilities	411,890	279,586

Stockholders' equity (deficit):
Authorized common stock:
75,000,000 shares with a par value of $0.001
Issued and outstanding:
54,478,295 shares at June 30, 2010 and 43,644,960 at June 30, 2009	54,480	43,645
Additional paid-in capital	2,795,280	2,128,615
Subscriptions payable	-	376,000
Deficit accumulated during development stage	(3,234,600)	(2,327,167)
Total stockholders' equity (deficit)	(384,840)	221,093
Total liabilities and stockholders' equity (deficit)	$27,050	$500,679

The accompanying notes are an integral part of these consolidated financial statements

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Statements of Operations (EXPRESSED IN U.S. FUNDS)
	Years Ended June 30,		Cumulative Amounts from Date of Inception (May 1, 2002) Through June 30,
	2010	2009	2010

Revenue	$-	$-	$-

Operating expenses:
Research and development	136,300	81,112	393,809
Compensation on option grants	7,500	-	251,868
General and administrative expenses	309,357	316,943	1,987,527
Gain on settlement of indebtedness	-	-	(21,794)
Foreign exchange	13,902	4,771	18,673
	(467,059)	(402,826)	(2,630,083)
Other income (expenses):
Impairment	(402,413)	-	(402,413)
Interest income	792	59	3,238
Interest expense	(38,753)	(22,903)	(67,652)

Loss from continuing operations	(907,433)	(425,670)	(3,096,910)

Discontinued operations	-	-	(137,690)

Net loss	(907,433)	$(425,670)	$(3,234,600)

Other comprehensive loss
Foreign currency translation adjustment	-	885	-
Net comprehensive loss	$(907,433)	$(424,785)	$(3,234,600)

Net loss per share - basic	$(0.02)	$(0.01)

Weighted average common shares outstanding - basic	$50,525,098	$43,573,141

The accompanying notes are an integral part of these consolidated financial statements

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Statement of Stockholders' Equity (Deficit) From Inception (May 1, 2002) to June 30, 2010 (EXPRESSED IN U.S. FUNDS)

	Common Stock		Additional Paid-in	Subscriptions	Deficit Accumulated During the Development	Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Payable	Stage	gain (loss)	(Deficit)
Inception, May 1, 2002	-	$-	$-	$-	$-	$-	$-
Shares issued for cash at $0.001	9,000,000	9,000	(8,000)	-	-	-	1,000
Net loss for the period	-	-	-	-	(1,013)	-	(1,013)
Balance, June 30, 2002	9,000,000	$9,000	$(8,000)	$-	$(1,013)	$-	$(13)

Shares issued for cash at $0.01 - July 15, 2002	14,400,000	14,400	1,600	-	-	-	16,000
Net loss for the year	-	-	-		(17,250)		(17,250)
Balance, June 30, 2003	23,400,000	$23,400	$(6,400)	$-	$(18,263)	$-	$(1,263)

Shares issued for cash at $0.01 - March 31, 2004	450,000	$450	$4,550	$-	$-	$-	$5,000
Shares issued for cash at $0.01 - May 31, 2004	6,300,000	6,300	63,700	-	-	-	70,000
Net loss for the year	-	-	-	-	(38,587)	-	(38,587)
Balance, June 30, 2004	30,150,000	$30,150	$61,850	$-	$(56,850)	$-	$35,150

Shares to be issued for debt settled (Note 11(b))	-	$-	$115,000	$-	$-	$-	$115,000
Net loss for the year	-	-	-	-	(198,374)	-	(198,374)
Balance, June 30, 2005	30,150,000	$30,150	$176,850	$-	$(255,224)	$-	$(48,224)

Shares issued for services
July 1, 2005	924,265	$924	$22,385	$-	$-	$-	$23,309
July 12, 2005	50,000	50	5,950	-	-	-	6,000
July 19, 2005	66,286	66	13,191	-	-	-	13,257
July 27, 2005	52,669	53	13,115	-	-	-	13,168
Shares issued for license agreement
July 28, 2005	100,000	100	23,900	-	-	-	24,000
September 2, 2005	200,000	200	51,800	-	-	-	52,000
Shares issued for services
September 7, 2005	228,872	229	59,278	-	-	-	59,507
October 18, 2005	171,872	172	29,046	-	-	-	29,218
Recognition of compensation on option grants
October 25, 2005	-	-	4,850	-	-	-	4,850
January 23, 2006	-	-	7,830	-	-	-	7,830
Shares issued for services
January 27, 2006	172,765	173	14,512	-	-	-	14,685
January 30, 2006	200,000	200	17,800	-	-	-	18,000
April 18, 2006	227,500	228	40,722	-	-	-	40,950
Shares issued for license agreement	2,310,000	2,310	459,690	-	-	-	462,000

The accompanying notes are an integral part of these consolidated financial statements

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Equity (Deficit)
From Inception (May 1, 2002) to June 30, 2010
(EXPRESSED IN U.S. FUNDS)

	Common Stock		Additional Paid-in	Subscriptions	Deficit Accumulated During the Development	Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Payable	Stage	gain (loss)	Share
Shares issued for cash
May 31, 2006	500,000	500	124,500	-	-	-	125,000
June 12, 2006	100,000	100	24,900	-	-	-	25,000
June 15, 2006	45,000	45	11,586	-	-	-	11,631
Estimated value of rent charged to operations	-	-	3,600	-	-	-	3,600
Estimated value of services charged to operations	-	-	10,000	-	-	-	10,000
Other comprehensive gain	-	-	-	-	-	29	29
Net loss for the year	-	-	-	-	(412,544)	-	(412,544)
Balance, June 30, 2006	35,499,229	$35,499	$1,129,535	$-	$(667,768)	$29	$497,295

Shares issued for services - August 14, 2006	75,016	$75	$18,679	$-	$-	$-	$18,754
Shares issued for cash - August 17, 2006	100,000	100	24,900	-	-	-	25,000
Shares issued for services - August 21, 2006	125,000	125	29,875	-	-	-	30,000
Shares issued for cash - August 31, 2006	60,000	60	14,940	-	-	-	15,000
Shares issued for license agreement	1,500,000	1,500	268,500	-	-	-	270,000
Shares issued for cash - May 28, 2007	5,714,286	5,715	399,336	-	-	-	405,051
Offering costs	-	-	(36,153)	-	-	-	(36,153)
Recognition of compensation on option grants	-	-	-	-	-	-	-
October 3, 2006	-	-	6,405	-	-	-	6,405
December 15, 2006	-	-	22,550	-	-	-	22,550
March 15, 2007	-	-	22,550	-	-	-	22,550
June 15, 2007	-	-	22,550	-	-	-	22,550
Other comprehensive gain	-	-	-	-	-	2,658	2,658
Net loss for the year	-	-	-	-	(529,227)	-	(529,227)
Balance June 30, 2007	43,073,531	$3,074	$1,923,667	$-	$(1,196,995)	$2,687	$772,433

Shares issued for settlement of indebtedness	571,429	$571	$22,286	$-	$-	$-	$22,857
Recognition of value of warrants in settlement of indebtedness	-	-	12,349	-	-	-	12,349
Recognition of compensation on option grants	-	-	-	-	-	-
July 1, 2007	-	-	22,549	-	-	-	22,549
August 24, 2007	-	-	1,041	-	-	-	1,041
September 15, 2007	-	-	22,550	-	-	-	22,550
November 24, 2007	-	-	1,041	-	-	-	1,041
January 17, 2008	-	-	105,850	-	-	-	105,850
February 14, 2008	-	-	15,200	-	-	-	15,200
February 24, 2008	-	-	1,041	-	-	-	1,041
May 24, 2008	-	-	1,041	-	-	-	1,041
Other comprehensive (loss)	-	-	-	-	-	(3,572)	(3,572)
Net loss for the year	-	-	-	-	(704,502)	-	(704,502)
Balance June 30, 2008	43,644,960	$43,645	$2,128,615	$-	$(1,901,497)	$(885)	$269,879

The accompanying notes are an integral part of these consolidated financial statements

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Equity (Deficit)
From Inception (May 1, 2002) to June 30, 2010
(EXPRESSED IN U.S. FUNDS)

	Common Stock		Additional Paid-in	Subscriptions	Deficit Accumulated During the Development	Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Payable	Stage	gain (loss)	Share
Issue of common stock, net of transaction costs of $6,000 (note 11) – July 9, 2008	-	-	-	94,000	-	-	94,000
Issue of common stock, net of transaction costs of $6,000 (note 11) - November 6, 2008	-	-	-	94,000	-	-	94,000
Issue of common stock, net of transaction costs of $6,000 (note 11) - February 4, 2009	-	-	-	94,000	-	-	94,000
Issue of common stock, net of transaction costs of $6,000 (note 11) - April 6, 2009	-	-	-	94,000	-	-	94,000
Other comprehensive (loss)	-	-	-	-	-	885	885
Net loss for the year	-	-	-	-	(425,670)	-	(425,670)
Balance June 30, 2009	43,644,960	43,645	2,128,615	376,000	(2,327,166)	-	221,093

Issue of common stock, net of transaction costs of $6,000 (note 11) - August 14, 2009	-	-	-	94,000	-	-	94,000
Issue of common stock previously recorded as subscriptions payable – September 24, 2009	6,666,668	6,668	369,332	(376,000)	-	-	-
Issuance of common stock previously recorded as subscriptions payable – November 5, 2009	666,67	1,667	92,333	(94,000)
Recognition of compensation on option grant	-	-	7,500	-	-	-	7,500
Issue of common stock on conversion of Convertible debenture - February 14, 2010	1,250,000	1,250	98,750	-	-	-	100,000
Issue of common stock on conversion of Convertible debenture - April 30, 2010	1,250,000	1,250	98,750	-	-	-	100,000
Net loss for year	-	-	-	-	(907,433)	-	(907,433)
Balance June 30, 2010	54,478,295	54,480	2,795,280	-	(3,234,600)	-	(384,840)

The accompanying notes are an integral part of these consolidated financial statements

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Statements of Cash Flows (EXPRESSED IN U.S. FUNDS)
	Years ended June 30,		Cumulative Amounts from Date of Inception (May 1, 2002) Through June 30,
	2010	2009	2010
Cash flows from operating activities
Net loss for the period	$(907,433)	$(425,670)	$(3,234,600)
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for services	-	-	381,848
Shares issued for abandoned license	-	-	76,000
Contributed rent and services	-	-	13,600
Gain on settlement of indebtedness	-	-	(21,794)
Compensation recognized on option grants	7,500	-	278,578
Amortized deferred loan fees	4,370	5,996	10,366
Depreciation and amortization	25,542	25,005	377,243
Impairment	402,413	-	402,413
Changes in operating assets and liabilities
Increase in accrued interest	3,464	3,550	11,376
Decrease (increase) in receivables	8,347	(1,038)	(18,167)
Decrease in prepaid expenses and other assets	7,064	20,845	20,552
Increase in accounts payable and accrued expenses	28,840	37,664	128,126
Net cash used in operating activities	(419,893)	(333,648)	(1,574,459)

Cash flows from investing activities
Property and equipment	(874)	(29,295)	(51,950)
Net cash used by investing activities	(874)	(29,295)	(51,950)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	699,682
Payments in connection with private offering	-	-	(35,984)
Proceeds on sale and subscriptions of common stock	94,000	376,000	470,000
Proceeds from issuance of debt	300,000	-	500,000
Net cash provided by financing activities	394,000	376,000	1,633,698

Effect of exchange rates on cash	-	885	(876)

Net change in cash	(26,767)	13,942	(26,767)
Cash, beginning of period	33,180	19,238	33,180
Cash, end of period	$6,413	$33,180	$6,413

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the period for:
Interest	$16,000	$12,427	$28,427
Income taxes	$-	$-	$-
.
The accompanying notes are an integral part of these consolidated financial statements

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(EXPRESSED IN U.S. FUNDS)

1.	Nature of operations

a)  Organization - The Company was incorporated in the State of Nevada, U.S.A., on May 1, 2002. On August 19, 2004, the Company effected a 3:1 forward stock split. On November 18, 2004, the Company effected a 3:1 forward stock split. All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts have been restated to reflect the forward stock splits.

b)  Development stage activities - The Company is a development stage company as defined in the Statements of Financial Accounting Standards (“FASB”) ASC 915-10 The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company’s development stage activities.  The Company continues to develop its business pursuant to its exclusive world-wide license to convert waste materials from beer, soft drink and cheese manufacturers into yeast.

c)  Going concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $3,234,600 for the period from inception, May 1, 2002 to June 30, 2010, and has no sales.  The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company is actively seeking additional funding through the issuance of convertible debentures, private placements and loans.  It is the Company’s intention to bring a pilot plant into operation as soon as possible. This will allow the Company to manufacture its own products and start generating revenues. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

2.	Change in Accounting Policy

On July 1, 2008, the Company adopted the U.S. dollar as its functional currency.  Previously, the functional currency was the Canadian dollar. This change resulted from the increase in new and projected financing and equity activity denominated in U.S. dollars compared to the transactions denominated in Canadian dollars. Exchange gains and losses resulting from transactions denominated in currencies other than U.S. dollars are included in the results of consolidated operations for the years ended June 30, 2010 and 2009 and from the period from inception (May 1, 2002) through June 30, 2010.

3.	Summary of significant accounting policies

The consolidated financial statements include the accounts of the Company and its subsidiary, Green Yeast Canada Inc., which was established in August 2008.

a)   Stock based compensation - The Company has adopted FASB ASC 718-10, "Compensation - Stock Compensation", which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the consolidated financial statements based on the grant-date fair value of the award.
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(EXPRESSED IN U.S. FUNDS)

3.	Summary of significant accounting policies – continued

a)   Stock based compensation (continued)

During the years ended June 30, 2010 and 2009 and from inception (May 1, 2002) through June 30, 2010, the Company recognized $7,500, $0 and $251,868, respectively, in compensation expense on options granted to management (see Note 11).

b)   Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

c)   Cash and cash equivalents - Cash and cash equivalents consists of all highly liquid debt instruments purchased with original maturities of three months or less.

d)  Property and equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in consolidated operations. Expenditures for maintenance and repairs are charged to consolidated operations as incurred; additions, renewals and betterments are capitalized.

e)  Long-lived assets - The Company accounts for its long-lived assets in accordance with FASB ASC 360-10, “Property, Plant and Equipment” which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposal value. As of June 30, 2010, the intangible asset and the industrial equipment have been reviewed, and it was decided that their value had been impaired 100%..

f) Concentration of credit risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consists of cash. Currently, the Company maintains its cash in bank accounts which Canadian dollar amounts are insured for up to $100,000 CAD.

g)  Website development costs - Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized using straight-line method over a four year estimated economic life of the product. During the fiscal years ended June 30, 2010 and 2009, and from inception (May 1, 2002) through June 30, 2010, the Company recorded Website amortization of $6,034, $6,034 and $17,160, respectively.

h)  Research and development - The Company expenses research and development costs as incurred.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(EXPRESSED IN U.S. FUNDS)

3.	Summary of significant accounting policies – continued

i)  Income taxes - The Company follows the asset and liability method of accounting for income taxes in accordance with FASB ASC 740, “Income Taxes”.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at June 30, 2010, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

The Company has total net operating tax loss carry forwards at June 30, 2010 of approximately $2,268,000 for federal income tax purposes. These net operating losses have generated a deferred tax asset of approximately $794,000 on which a valuation allowance equalling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carry forwards expire in various years through June 30, 2030 for federal tax purposes.

j)  Loss per share - The Company computes income (loss) per share in accordance with FASB ASC 260-10, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the consolidated statements of operations. Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Basic income (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Diluted income (loss) per share is computed using the weighted average number of common shares and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the calculation if their effect is antidilutive.

At June, 2009, the Company had 6,666,668 stocks warrants and 3,300,000 stocks options outstanding that would be included in the computation of diluted loss per share. The weighted average shares outstanding for the diluted loss per share computation is 53,688,682 for the year ended June 30, 2009. At June 30, 2010, the Company had 3,800,000 stock options outstanding that would be included in the computation of diluted loss per share. The weighted average shares outstanding for the diluted loss per share computation is 58,278,295 for the year ended June 30, 2010. Diluted earnings (loss) per share is equal to that of basic earnings (loss) per share, for the fiscal years ending June 30, 2010 and 2009, as the effects of stock options and warrants have been excluded as they are anti-dilutive.

4.	Fair value Measurement

Accounting standards define fair value as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. These standards also establish a valuation hierarchy for inputs in measuring fair value that maximizes the use of observable inputs (inputs market participants would use based on market data obtained from sources independent of the Company) and minimizes the use of unobservable inputs (inputs that reflect the Company’s assumptions based upon the best information available in the circumstances) by requiring that the most observable inputs be used when available. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the assets or liabilities, either directly or indirectly. Level 3 inputs are unobservable inputs for the assets or liabilities. Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(EXPRESSED IN U.S. FUNDS)

4.	Fair value Measurement – (continued)

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

	Carrying value	Quoted Prices in Active Markets for identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	June 30, 2010
Financial assets

Cash and cash equivalents	$6,413	$6,413	$-	$-
Receivable from taxing authority	$16,558	$-	$16,558	$-

Financial liabilities

Accounts payable and accrued expenses	$100,514	$-	$100,514	$-
Accrued interest on loans payable – related parties	$7,781	$-	$7,781	$-
Accrued interest on convertible debt	$3,595	$-	$3,595	$-
Loans payable – related parties	$300,000	$-	$300,000	$-

	June 30, 2009
Financial assets

Cash and cash equivalents	$33,180	$33,180	$-	$-
Receivable from taxing authorities	$24,905	$-	$24,905	$-

Financial liabilities

Accounts payable and accrued expenses	$71,674	$-	$71,674	$-
Accrued interest on convertible debt	$7,912	$-	$7,912	$-
Convertible debentures	$200,000	$-	$200,000	$-

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(EXPRESSED IN U.S. FUNDS)

5.	Recent accounting pronouncements

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended May 31, 2010. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed if not a stock dividend for purposes of applying Topics 505 and 260. This standard is effective for interim and annual periods ending on or after December 15, 2009, and is to be applied on a retrospective basis.  The adoption of the provisions of ASU 2010-01 during the period did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the adoption of the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(EXPRESSED IN U.S. FUNDS)

5.    Recent accounting pronouncements (continued)

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial position, results of operations or cash flows.

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

The license was issued to the Company effective April 20, 2006. As compensation for the license, the Company issued two million one hundred thousand (2,100,000) shares at $0.20 per share, that were issued as an exempted transaction under Section 4(2) of the Securities Act of 1933. In and subject to Rule 144 of the Securities Act of 1933 and in conjunction with the acquisition of the license, the Company paid a finder’s fee of two hundred and ten thousand (210,000) shares also valued at $0.20 per share. On October 3, 2006, the Company issued 1.5 million (1,500,000) shares at $0.18 per share to the licensor to waive any and all conditions contained in the license agreement to obtain a clear title to ProlactisTM. The cost of the license of $732,000 was being amortized over 25 years. Amortization expense for the years ended June 30, 2010 and 2009 and for the period from inception (May 1, 2002) through June 30, 2010 were $17,858, $17,858 and $732,000, respectively. As at June 30, 2010, the Company reviewed the intangible asset and industrial equipment and determined that their respective carrying amounts were not recoverable based on current and historical losses from operations, combined with substantial doubts regarding the Company’s ability to obtain the financing required to complete development of the pre-industrial scale plant.

An impairment representing 100% of the residual value amounting to $375,022 was recorded in the consolidated statement of operations.

7.    Website development

The cost of the website amounted to $18,103 and is being amortized over three years. Amortization expense for the years ended June 30, 2010 and 2009 and from inception (May 1, 2002) through June 30, 2010 were $6,034, $6,034, and $17,160, respectively. The balance of website development will be fully amortized over the next year.

	2010	2009
Website development	$18,103	$18,103

Accumulated depreciation	$(17,160)	$(11,126)

Net book value	$943	$6,977

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(EXPRESSED IN U.S. FUNDS)

8.    Property and equipment

The cost of laboratory equipment amounted to $6,187 and is being depreciated over three years. Depreciation expense for the years ended June 30, 2010 and 2009 and from inception (May 1, 2002) through June 30, 2010, were $1,652, $1,114, and $3,051, respectively.

	2010	2009
Property and equipment	$6,187	$5,313

Accumulated depreciation	$(3,051)	$(1,399)

Net book value	$3,136	$3,914

9.    Industrial equipment

In October 2008, the Company purchased new industrial equipment for an amount of $27,391. As at June 30, 2010, an impairment representing 100% of original cost amounting to $27,391 was recorded in the consolidated statement of operations.

10.	Convertible debt payable

On February 14, 2008, the Company borrowed $100,000. The loan was evidenced by a convertible debenture. The debenture accrued interest at a rate of 8% per annum. Accrued interest was payable on June 30 and December 31. The debenture matured on February 14, 2010, when principal and any accrued and unpaid interest became fully due and payable. The debenture holder had the right to convert all or a portion of the principal balance in shares of the Company stock at a conversion price of $.08 per share. In the event that the closing price of the Company’s common stock has been a minimum of $.016 per share for any period of 15 consecutive days, the Company had the right to force conversion of any or all of the principal outstanding balance.

This debenture was converted into 1,250,000 common shares at the request of the debenture holder on February 10, 2010.

On April 29, 2008, the Company borrowed $100,000. The loan was evidenced by a convertible debenture. The debenture accrued interest at a rate of 8% per annum. Accrued interest was payable on June 30, and December 31. The debenture matured on April 29, 2010, when principal and any accrued and unpaid interest became fully due and payable. The debenture holder had the right to convert all or a portion of the principal balance in shares of the Company stock at a conversion price of $.08 per share. In the event that the closing price of the Company’s common stock has been a minimum of $.016 per share for any period of 15 consecutive days, the Company had the right to force conversion of any or all of the principal outstanding balance.

This debenture was converted into 1,250,000 common shares at the request of the debenture holder on April 13, 2010.
A summary of the amounts due under these debentures as of June 30, 2010 is as follows:

Accrued interest:            $3,595

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(EXPRESSED IN U.S. FUNDS)

10.	Convertible debt payable (continued)

Interest expense on these debentures charged to operations during the years ended June 30, 2010 and 2009 and from inception (May 1, 2002) through June 30, 2010, was $16,000, $15,978 and $31,978, respectively.

In connection with the above financing, the Company capitalized total loan fees paid of $12,000. The loan fees were amortized over the term of the respective debt. For the year ended June 30, 2010 and 2009 and from inception (May 1, 2002) through June 30, 2010, loan fees amortized and charged to operations totaled $4,370, $5,996 and $12,000 respectively.

11.	Capital stock

a)	Stock split

On August 19, 2004, the Company effected a 3:1 forward stock split. The issued and outstanding common stock after the split became 10,050,000. On November 18, 2004, the Company effected a 3:1 forward stock split; the issued and outstanding common stock after the split became 30,150,000. The authorized capital stock remained at 75,000,000 shares.

All references in the accompanying consolidated financial statements to the number of common shares and per share amounts have been restated to reflect the forward stock split.

b)	Common stock issuances

•
On July 1, 2005, the Company issued 799,265 shares of its common stock to two of its attorneys and 125,000 shares of its common stock to a consultant. The 924,265 shares were valued at $138,309, and were issued from the Company’s 2005 Stock Option Plan.

•	On July 12, 2005, the Company issued 50,000 shares of its common stock for legal services valued at $6,000, and were issued from the Company’s 2005 Stock Option Plan.
•	On July 19, 2005, the Company issued 66,286 shares of its common stock for legal services valued at $13,257, and were issued from the Company’s 2005 Stock Option Plan.
•	On July 27, 2005, the Company issued 52,669 shares of its common stock for consulting services valued at $13,168, and were issued from the Company’s 2005 Stock Option Plan.
•
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

•	On September 7, 2005, the Company issued 195,692 shares of its common stock for legal services valued at $50,880, and were issued from the Company’s 2005 Stock Option Plan.
•	On September 7, 2005, the Company issued 33,180 shares for consulting services valued at $8,627, and were issued from the Company’s 2005 Stock Option Plan.
•	On October 11, 2005, the Company issued 171,872 shares of its common stock for legal services valued at $29,218, and were issued from the Company’s 2005 Stock Option Plan.
•	On January 27, 2006, the Company issued 172,765 shares of its common stock for legal services valued at $14,685, and were issued from the Company’s 2005 Stock Option Plan.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(EXPRESSED IN U.S. FUNDS)

11.	Capital stock - continued

b)	Common stock issuances (continued)

•
On January 30, 2006, the Company issued 200,000 shares of its common stock for legal services valued at $18,000, and were issued from the Company’s 2005 Stock Option Plan. On April 18, 2006, the Company issued 227,500 shares of its common stock for legal services valued at $40,950, and were issued from the Company’s 2005 Stock Option Plan.

•
On April 20, 2006, the Company issued a total of 2,310,000 shares of its common stock for the worldwide exclusive license to the microbiological process known as ProlactisTM. The license was valued at $462,000.

•	On May 31, June 12 and June 15, 2006, the Company issued 645,000 shares of its common stock in private offering for $161,631.
•	On August 14, 2006, the Company issued 75,016 shares of its common stock for legal services valued at $18,754, and were issued from the Company’s 2005 Stock Option Plan.
•	On August 17, 2006, the Company issued 100,000 shares of its common stock in a private offering for $25,000.
•	On August 21, 2006, the Company issued 125,000 shares of its common stock for legal services valued at $30,000, and were issued from the Company’s 2005 Stock Option Plan.
•	On August 31, 2006, the Company issued 60,000 shares of its common stock in a private offering for $15,000.
•
On October 3, 2006, the Company issued a total of 1,500,000 shares of its common stock for the waiving of all conditions in the license agreement, giving a clear title to ProlactisTM, valued at $270,000.

•	On May 28, 2007, the Company issued a total of 5,714,286 shares of its common stock in a private offering for $400,000 less issue cost of $12,105.
•
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

•
On June 18, 2008, the Company authorized a private placement to raise $800,000 through the issuance of a maximum of 13,333,334 common shares at $0.06 each. Each unit consists of one share of common stock at $0.06 per share, as well as one warrant exercisable at $0.12 USD per share no later than July 1, 2009.

•	On July 9, 2008, the Company sold 1,666,667 units of this offering for cash consideration of $100,000, with a 6% commission amounting to $6,000 paid.
•	On November 6, 2008, the Company sold an additional 1,666,667 units of this offering for cash consideration of $100,000, with a 6% commission amounting to $6,000 paid.
•	On February 4, 2009, the Company sold an additional 1,666,667 units of this offering for cash consideration of $100,000, with a 6% commission amounting to $6,000 paid.
•	On April 6, 2009, the Company sold an additional 1,666,667 units of this offering for cash consideration of $100,000, with a 6% commission amounting to $6,000 paid.
•	On August 14, 2009, the Company sold an additional 1,666,667 units of this offering for cash consideration of $100,000, with a 6% commission amounting to $6,000 paid.
•	On February 10, 2010, a Convertible debenture for an amount of $100,000 was converted to 1,250,000 shares of the common stock of the Company.
•	On April 13, 2010, a Convertible debenture for an amount of $100,000 was converted to 1,250,000 shares of the common stock of the Company.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(EXPRESSED IN U.S. FUNDS)

11.	Capital stock - continued

c)	Stock options

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

•
During the year ended June 30, 2006, a total of 300,000 options were granted to two directors, under the 2005 Plan, of which 100,000 were cancelled and reissued under modified terms, as follows: On October 12, 2005, the board approved compensation to PH Vincent consisting of 100,000 options expiring December 31, 2007 at a price of $0.17 per share; these options were re-priced and reissued to be consistent with the 100,000 options granted at a price of $0.085 per share to Gilles Varin on January 23, 2006 and expiring on December 31, 2007. On April 19, 2006, each director received an additional 50,000 options at a price of $0.19 per share expiring December 31, 2007.  All 300,000 options expired unexercised.

•
On August 30, 2006, the Company agreed to pay Mr. Trudeau compensation of 500,000 options expiring June 30, 2008, under the 2005 Plan, exercisable at $0.24, said options to be vested according to the following schedule:  125,000 - December 15, 2006; 125,000 - March 15, 2007; 125,000 - June 15, 2007; 125,000 - September 15, 2007.  All 500,000 options expired unexercised.

•
On October 3, 2006, the board approved compensation to PH Vincent consisting of 50,000 options expiring December 31, 2007 at a price of $0.18 per share, under the 2005 Plan.  All 50,000 options expired unexercised.

•
On October 16, 2007, the Company agreed to pay Mr. Trudeau compensation of 500,000 options expiring June 30, 2009, under the 2005 Plan, exercisable at $0.07, said options to be vested according to the following schedule: 125,000 - November 24, 2007; 125,000 - February 24, 2008; 125,000 - May 24, 2008; 125,000 - August 24, 2008.  All 500,000 options expired unexercised.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(EXPRESSED IN U.S. FUNDS)

11.	Capital stock – continued

c)	Stock options (continued)

•
On January 17, 2008, the Company agreed to grant options to directors, administrators and a special advisor totaling two million nine hundred thousand (2,900,000) options expiring January 17, 2013, exercisable at $0.07, under the 2008 Plan.

•	On February 14, 2008, the Company agreed to grant a supplier four hundred thousand (400,000) stock options expiring February 28, 2011, exercisable at $0.12, under the 2008 Plan.
•
On December 1, 2009, the Company agreed to grant Mr. Trudeau, an officer of the Company, a total of five hundred thousand (500,000) stock options expiring January 17, 2013, under the 2008 Plan, exercisable at $0.07, said options to be vested immediately. The recognized compensation expense was valued at $7,500, which was charged to operations during the year ended June 30, 2010.

	Number of shares	Weighted average exercise price
Outstanding June 30, 2005	-	-
Granted	400,000	0.12
Exercised	-	-
Cancelled / Expired	(100,000)	(0.17)
Outstanding June 30, 2006	300,000	0.12
Granted	425,000	0.24
Exercised	-	-
Cancelled / Expired	-	-
Outstanding June 30, 2007	725,000	0.19
Granted	3,800,000	0.08
Exercised	-	-
Cancelled / Expired	(725,000)	(0.19)
Outstanding June 30, 2008	3,800,000	0.09
Granted	-	-
Exercised	-	-
Cancelled / Expired	(500,000)	(0.07)
Outstanding June 30, 2009	3,300,000	$0.09
Granted	500,000	0.07
Exercised	-	-
Cancelled / Expired	-	-
Outstanding June 30, 2010	3,800,000	$0.087

The outstanding options can be exercised through January 17, 2013 at a price per share ranging from $0.07 to $0.12. 400,000 options will expire on February 28, 2011, 2,900,000 options will expire on January 17, 2013, and 500,000 options will expire on January 17, 2013. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module. The following assumptions were made in estimating fair value:

Expected volatility	181% ~ 443.71%
Expected life	365 to 1294 days
Risk-free interest rate	0.53 ~ 4.25%
Dividend yield	-

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(EXPRESSED IN U.S. FUNDS)

11.	Capital stock – continued

d)	Warrants

•
In connection with a private placement of common stock, on May 28, 2007, the Company issued 5,714,286 Class A common share purchase warrants. Each Class A warrant entitled the holder to acquire one common share of the Company at a price of $0.12 on or before May 1, 2008. For each Class A warrant exercised, the Company would issue a Class B warrant which would entitle the holder to acquire one common share of the Company at a price of $0.20 on or before May 1, 2009.  All Class A warrants expired unexercised on May 1, 2008.

•
On August 3, 2007, the Company agreed to issue a total of 571,429 shares of its common stock in settlement of debt totaling $40,000; in addition to the issuance of the shares, the Company also granted to the creditor Class A Warrants to purchase 571,429 shares of common stock at a purchase price of $.12 per share, expiring on August 15, 2008. For every warrant exercised, the Company will grant the creditor a Class B Warrant to purchase one share of the Company’s common stock at an exercise price of $.20 per share. The Class B Warrants expire one year from date of grant. The Class A warrants expired unexercised on August 15, 2008.

•
From July 9, 2008 through April 6, 2009, the Company accepted private placements which included the issuance of 6,666,668 stock purchase warrants exercisable into common shares at $0.12 per share expiring on July 1, 2009.

•	All 6,666,668 warrants expired unexercised on July 1, 2009.
•
On August 14, 2009, the Company accepted a private placement which included the issuance of 1,666,667 stock purchase warrants exercisable into common shares at $0.12 per share expiring on July 1, 2009. As the expiry date of the warrants was prior to the acceptance date of the subscription, no warrants were issued by the Company.

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining in contractual life (years)
Balance, June 30, 2005	-	-	-
Issued	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance, June 30, 2006	-	-	-
Issued	5,714,286	-	-
Expired	-	-	-
Exercised	-	-	-
Balance, June 30, 2007	5,714,286	-	0.91
Issued	571,427	-	-
Expired	5,714,286	-	-
Exercised	-	-	-
Balance, June 30, 2008	571,429	$0.12	0.125
Issued	6,666,668	$0.12	0.012
Expired	571,429	$0.12	-
Exercised	-	-	-
Balance, June 30, 2009	6,666,668	$0.12	0.012
Issued	-	$0.12	-
Expired	6,666,668	$0.12	-
Exercised	-	-	-
Balance, June 30, 2010	-	-	-

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(EXPRESSED IN U.S. FUNDS)

12.	Related Party

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

On December 1, 2009, the Company granted Mr. Trudeau, an officer of the Company, a total of five hundred thousand (500,000) stock options expiring January 17, 2013, under the 2008 Plan, exercisable at $0.07, said options to be vested immediately. The recognized compensation expense was valued at $7,500, which was charged to operations. On December 1, 2009 an employment contract was renewed / extended by mutual agreement, with total annual compensation of $99,000 CDN per year.

On December 9, 2009, a loan of $100 000 was obtained from Primitive African Art Ltd, a shareholder of the Company. The terms of this loan are as per an agreement dated December 9, 2009, are as follows:

Due date:                      December 9, 2010
Interest rate:                      8% annually, payable at the due date

On March 25, 2010, a loan of $100 000 was obtained from Polygroupe SA, a shareholder of the Company. The terms of this loan are as per an agreement dated March 25, 2010, are as follows:

Due date:                      March 25, 2011
Interest rate:                      8% annually, payable at the due date

On May 6, 2010, a loan of $100 000 was obtained from Polygroupe SA, a shareholder of the Company. The terms of this loan are as per an agreement dated May 6, 2010, are as follows:

Due date:                      May 6, 2011
Interest rate:                      8% annually, payable at the due date

In October 2009, a contract was entered into with a Director, Mr. Michel Plante to act as CFO of the company for an annual remuneration of $30,000.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(EXPRESSED IN U.S. FUNDS)

13.	Income Taxes

As of June 30, 2010 and June 30, 2009, the Company had net operating loss carry forwards of approximately $2,268,853 and $1,779,167, respectively that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The applicable federal and state statutory tax rates used in determining the Company’s income tax provisions deferred tax asset are as follows:

	2010	2009

Federal income tax provision at statutory rate	35.0%	35.0%
States income tax provision at statutory rates, net of federal income tax effect	0.0%	0.0%

Total income tax provision	35.0%	35.0%

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company’s loss before income taxes.  The components of these differences are as follows:

	2010	2009

Federal net operating income (loss)	$(907,433)	$(450,179)
Corporate tax rate	35.0%	35.0%

Expected tax recovery (expense)	(317,602)	(157,563)

Less:
Non-deductible stock based compensation	(2,625)
Impairment loss	(140,845)
Change in valuation allowance	(174,132)	(157,563)

Future income tax provision	$-	$-

14.	Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through September 23, 2010 and determined that these are items that require disclosure:

On July 22, 2010, a loan of $50,000 was obtained from Polygroupe SA, a shareholder of the Company. The terms of this loan agreement dated July 22, 2010, are as follows:

Due date:                      July 22, 2011
Interest rate:                      8% annually, payable at the due date

During September, accrued interest on convertible debentures of $3,595 was paid.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of June 30, 2010, the Company’s internal control over financial reporting was effective and that no material weaknesses in ICFR existed.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management has not identified any control deficiencies that it believes represent material weaknesses as of June 30, 2010.

Changes in Internal Control over Financial Reporting

As of June 30, 2010, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the quarter ended and to date, the internal controls and procedures were effective. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

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

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position	Term of Office	Arrangement or Understandings
Daniel Trudeau	53	President, CEO	09/19/2006 to present	n/a
Henri Baudet	64	Director, and Chairman	08/24/2006 to present	n/a
Gerrit Bres	78	Director	04/19/2006 to present	n/a
Michel Plante	52	Director	07/03/2007 to present	n/a
Michel Plante	52	CFO, Secretary	11/17/2009 to present	n/a
Xin Zhao	51	Director	04/19/2006 to present	n/a

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

Mr. Daniel Trudeau, Mr. Trudeau cumulates 30 years of experience acquired within the consulting engineering sector. Since his beginning Mr. Trudeau has had a passion for start-up companies, having inter-alia, active participations from the early stages in the following companies; Telegescom Inc. (Microcell Inc.), Spectra Telecommunication Inc., and Look Communications, until the said companies became fully operational. Mr. Trudeau has also occupied the position of Vice President Operations for a company listed on the NASDAQ, as well as President and Chief of Operations of Technology Evaluation.Com. More recently, Mr. Trudeau occupied the position of VP Operations for BTC Experts-Conseils Inc, a company providing consultation services to other corporations.  Previously, he occupied the position of general manager of system Design and Integration for AVW-Telav Audio Visual Solutions, being responsible for the national management of sales and operations having management of a budget of $16 million and 40 employees located in 4 cities. Mr. Trudeau obtained a Bachelor Degree in Applied Science and Mechanical Engineering from The Polytechnique School of Montreal in 1980. In 1992, he received his Master Degree in Business Administration from the Hautes Etudes Commercials of Montreal.

Michel Plante is a Chartered Accountant who worked for Coopers & Lybrand, Chartered Accountants, for ten years, and then held several financial management positions with various technological organizations. From 2003 to 2007, he was Vice-President Finance, Chief Financial Officer and Corporate Secretary at Roctest Limited, a company listed on the Toronto Stock Exchange. Recently he was an advisor to the CEO of Groupe Cabico Inc, a position held from June 2007 to April 2010. He is currently a consultant with an accounting firm specializing in Business transfers. Mr. Plante is also Chairman of Collège Laval (a privately-held secondary education institution), Director of Capital Vtechlab Inc. (TSX-Venture). Mr. Plante obtained his Bachelor’s in Accounting in 1980, from McGill University.

Henri Baudet began his career in the banking industry in 1970 in Geneva, Switzerland, with Banque Pariente (now Banca del Gottardo) where he held different management positions in several fields such as administration, stocks and bonds, and financial management. In 1973, he moved to Keyser Ullmann, a British merchant bank where he was responsible for the securities division. In 1986, he was appointed vice president at Banque de Dépot (a Latsis Group bank) as head of the private customers division. In 1989, he became Director of JP Jordan & Cie SA, a renowned portfolio management company in Geneva. In 1997, with some partners, he founded his own company, AS-B & Cie SA, dedicated to asset management for private clients – a company with which Mr. Baudet remains involved with to date. Over the years, Mr. Baudet has developed a great knowledge in financial mechanisms as well as an impressive list of contacts in the financial community.  Mr. Baudet obtained a degree in French literature, as well as a Baccalaureate of Law.

Gerrit Bres, born in Holland, Canadian since 1958, spent most of his career in the food industry, including 25 years for McCain, a Canadian multinational food processor with a meat processing plant in Quebec City. He was vice-president of operations for many years and contributed directly to the expansion of the company to three processing plants within the Province of Quebec. For the last 4 years of his career, he was president of the McCain division. He has been involved with the Canadian Meat Council from 1978 to 1998; acting as a Director from 1996 to 1997. For several years he also represented the Quebec division of the Canadian Meat Council on the FDTA, a federal fund for the improvement of the Quebec food industry.  After his retirement   he has worked as a consultant, more specifically as special project manager for projects such as plant efficiency, continuous quality improvement system and new plant planning. Recently he became a member of a consultative committee for the FITA, a sub-division of the FDTA.

Dr. Xin Zhao, is presently a professor and former Chair at the Department of Animal Science at McGill University, Montreal, Quebec, and has performed various other roles at that institution since 1993. In 1989, Dr. Zhao obtained a Ph.D. from Cornell University in animal science, with minors in physiology and nutrition, and in 1985, obtained a M.Sc. in Nutritional Physiology and Nutritional Biochemistry at Nanjing Agricultural University, and in 1982 obtained his B.Sc. in Animal Science at Nanjing Agricultural College.  Mr. Zhao is also a director for X-Terra Resources Corporation (XT, on the TSXV).

Involvement in Certain Legal Proceedings, Family Relationships

Mr. Plante was a director of Terra Nostra Resources Corp. from November 2007 to August 2008. In November 2008, Terra Nostra Resources Corp. was involuntarily petitioned into bankruptcy by certain of its creditors. With the exception of the preceding, none of our executive officers, directors, significant employees, promoters or control persons have been involved in any bankruptcy proceedings within the last five years, been convicted in or has pending any criminal proceeding, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities laws.

There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

All current directors are also directors for the wholly owned subsidiary, Green Yeast Canada Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year, the following represents each officer, director and beneficial owner of more than 10% of our securities who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Position Held	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Michel Plante	CFO, Secretary, Director	Late/1	Late/1	n/a
Gerrit Bres	Director	n/a	Late/1	n/a
Xin Zhao	Director	n/a	Late/1	n/a

Code of Ethics
As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company intends to review and finalize the adoption of a code of ethics at such time as it commences business operations and/or increases its management beyond our current single employee.  Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

Corporate Governance

Nominating Committee

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

Audit Committee

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

ITEM 11.        EXECUTIVE COMPENSATION

All Compensation Covered

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

On January 17, 2008, the Company adopted its 2008 Stock Option Plan. Under the plan, the Board of Directors or a committee appointed by the Board is authorized to issue shares and grant incentive stock options, to a maximum of 4,364,496 shares of the issued and outstanding shares, to directors, employees and consultants of the Company entitling them to purchase common shares at a price per share determined by the committee. The plan will terminate on the earlier of the date of the grant of the final share or option for the last share of common stock allocated under the plan or 5 years from the date thereof, whichever is earlier, and no shares or options will be granted thereafter pursuant to the plan.

The third is the 2010 Stock Option Plan, adopted on March 26, 2010.  Under this plan, the Board of Directors or a committee appointed by the Board is authorized to issue shares and grant incentive stock options, to a maximum of 5,000,000 shares of the issued and outstanding shares, to directors, employees and consultants of the Company entitling them to purchase common shares at a price per share determined by the committee. The plan will terminate on the earlier of the date of the grant of the final share or option for the last share of common stock allocated under the plan or 10 years from the date thereof, whichever is earlier, and no shares or options will be granted thereafter pursuant to the plan.

The Company’s 2005, 2008 and 2010 plans (collectively the “Plans”) are to be used to maintain the ability of the Company and its subsidiaries to attract and retain highly qualified and experienced directors, officers, employees and consultants (“Participants”) and to give such Participants a continued proprietary interest in the success of the Company and its subsidiaries. Pursuant to these Plans, eligible Participants will be provided the opportunity to participate in the enhancement of stockholder value through the grants of options, stock appreciation rights, awards of free trading stock and restricted stock, bonuses and/or fees payable in stock, or any combination thereof.

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

Mr. Daniel Trudeau, President and CEO, first signed a one year employment contract with the Company in September 2006.  This contract was renewed / extended in November 2007 for another year.  In November 2008, the contract was again renewed / extended by mutual agreement, with total annual compensation of $90,000 CDN per year.  On December 1, 2009 this contract was renewed / extended by mutual agreement, with total annual compensation of $99,000 CDN per year.  As part of the most recent renewal, Mr. Trudeau was granted a total of 500,000 stock options expiring January 17, 2013, under the 2008 Plan, exercisable at $0.07, said options to be vested immediately.

Mr. Michel Plante, CFO, Secretary and Director, entered into a consulting agreement with the Company on October 16, 2009, to provide accounting services at a cost of $2,500 CDN / month effective October 2009.  Mr. Plante had been previously awarded 300,000 shares for his services as a Director on January 17, 2008, under the 2008 Stock option plan, priced at $0.07, expiring January 17, 2013.

Summary Compensation Table

Name and Principal Position	Fiscal Year ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Daniel Trudeau, President & CEO (PEO)	2010	92,385	-0-	-0-	7,500	-0-	-0-	-0-	99,885
Michel Plante, CFO (PFO, PAO)	2010	21,319	-0-	-0-	-0-	-0-	-0-	-0-	21,319
Daniel Trudeau, President, CEO, CFO (PEO, PFO)	2009	74,168	-0-	-0-	1,041	-0-	-0-	-0-	75,209

Outstanding Equity Awards at Fiscal Year End

The Company has three stock option plans.  All options previously issued under the 2005 Stock Option Plan have expired, unexercised.  There have been no issuances under the 2010 Stock Option Plan.  Under the 2008 Stock Option Plan, certain issuances have been made to named executive officers as disclosed below.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Daniel Trudeau, PEO	500,000	-0-	-0-	$0.07	01/17/2013	-0-	-0-	-0-	-0-
Michel Plante (PFO, PAO)	300,000	-0-	-0-	$0.07	01/17/2013	-0-	-0-	-0-	-0-

Compensation of Directors

There was no compensation provided to directors by way of cash or other cash compensation for services rendered as a director during the year ended June 30, 2010.  While our directors have been granted stock options in a prior fiscal year (2008), we have at present no formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our Company other than services ordinarily required of a director.  Other than indicated in this Annual Report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of the end of the Company’s most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,800,000	$0.087	5,970,251(1), (2), (3)
Equity compensation plans not approved by security holders	-0-	-0-	875,000
Total	-0-	$0.087	5,970,251

(1)
The 2005 Stock Option Plan permits the issuance of up to 3,000,000 shares. As of June 30, 2010, all originally issued options had expired unexercised; subsequent to expiry, a total of 2,594,245 shares had been issued as stock awards leaving 405,755 available to be issued under the plan.

(2)	The 2008 Stock Option Plan permits the issuance of up to 4,364,496 shares. As of June 30, 2010, 3,800,000 options had been granted, leaving 564,496 shares available to be issued under the plan.
(3)	The 2010 Stock Option Plan permits the issuance of up to 5,000,000 shares. As of June 30, 2010, no options had been granted, leaving 5,000,000 shares available to be issued under the plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of September 27, 2010, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%) (1)
Common	Cede & Co.(2) P.O. Box 20 Bowling Green Station New York, NY 10004	25,970,354 shares held directly	47.67%
Common	Primitive African Art.(3) c/o 9 Rue Des Alpes Geneve, Switzerland	5,500,001 common shares held directly	10.1%

(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of September 27, 2010 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 54,478,295 shares of common stock outstanding as of September 27, 2010.

(2)
CEDE and Co. holds these shares on behalf of various shareholders.  It is not known to the Company if any of the shares held would independently denote 5% shareholders as no 13D filings have been made and therefore the Company cannot provide further information as to the beneficial ownership of any shareholders holding 5% under CEDE & Co.

(3)	The Chairman of the Board of Directors and a director of the Company is the President of Primitive African Art; however, he disclaims any voting control or beneficial ownership of the shares.

Security Ownership of Management

The following table sets forth information, as of September 27, 2010, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)(1)
Common	Henri Baudet, Chairman of the Board & Director	500,000 stock options held directly	0.92%
Common	Michel Plante, CFO, Director	300,000 stock options held directly	0.55%
Common	Daniel Trudeau, Principal Executive Officer	500,000 stock options held directly	0.92%
Common	Gerrit Bres, Director	300,000 stock options held directly	0.55%
Common	Xin Zhao, Director	300,000 stock options held directly	0.55%
Common	All Officers and Directors as a group	1,900,000 common shares	3.49%

(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of September 27, 2010 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 54,478,295 shares of common stock outstanding as of September 27, 2010.

Changes in Control

There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company.  However, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Transactions with Related Persons

Except as noted below, there were no material transactions, or series of similar transactions, since the beginning of the last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

In October 2009, a consulting agreement was entered into with a director and officer of the Company, Mr. Michel Plante, to provide accounting services at a rate of CDN $2,500/month.

Promoters and Certain Control Persons

None.

Parents

There are no parents of our Company.

Director Independence

As of the date of this annual report we have determined that we have two independent directors.  The Company has not yet developed any categorical standards for determining the materiality of relationships that the Directors may have with the Company, however, as our director and Chairman of the Board of Directors, Henri Baudet, is a 50% shareholder of a company that has business dealings with Anticus we have determined that he is not independent.  Michel Plante is an officer of the Company, and therefore is also not independent.

The Company expects to develop categorical standards for determining independence and the materiality of relationships that directors may have with the Company and still maintain independence during fiscal 2011.  The Company will either include its independence standards in its next proxy statement, if developed at that time and will post such information on its website.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended June 30, 2010 and June 30, 2009:

Services	2010	2009
Audit fees	$10,000	$10,000
Audit related fees	7,500	17,256
Tax fees	2,000	2,000
All other fees	-0-	-0-
Total fees	$19,500	$29,256

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees.  For fiscal 2009, these fees were paid to our prior independent registered public accounting firm and reflect the fees for quarterly reports.

Tax fees shown for 2010 are estimated only for the purposes of this disclosure based on advice from the principal auditor for preparation of our U.S. tax return and are expected to be $1,000, we expect the Canadian tax returns will be prepared by Canadian accountants qualified to undertake the tax returns and that those fees will be $1,000 as well, bringing total fees for 2010 tax returns to $2,000.

All other fees consist of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

Schedules

All financial statement schedules are omitted because the required information is included in the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

Exhibits

The following exhibits are filed as part of this Annual Report:

3.1.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 18, 2003.
3.1.2	Amended Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 18, 2003.
3.2.1	Bylaws	Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 18, 2003.
3.2.2	Amended Bylaws	Incorporated by reference to the Exhibits attached to the Company's report on Form 10-K filed with the Securities and Exchange Commission on October 14, 2009.
10.1	2005 Stock Option Plan	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on June 29, 2005.
10.2	Agreement	Incorporated by reference to the Exhibits attached to the Company's report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2006.
10.3	Agreement	Incorporated by reference to the Exhibits attached to the Company's report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2006.
10.4	Management Contract and November 2008 amendment between the Company and Daniel Trudeau	Incorporated by reference to the Exhibits attached to the Company's report on Form 10-K filed with the Securities and Exchange Commission on October 14, 2009.
10.5	Agreement - Work Proposal with Technologies Biofermec Inc. dated April 16, 2009, translation from the original agreement in French.	Incorporated by reference to the Exhibits attached to the Company's report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2009.

10.6	2008 Stock Compensation Plan	Incorporated by reference to the Exhibits attached to the Company's report on Form 10-K filed with the Securities and Exchange Commission on October 14, 2009.
10.7	Consulting Agreement between the Company and Michel Plante dated October 16, 2009	Incorporated by reference to the Exhibits attached to the Company's report on Form 10-Q filed with the Securities and Exchange Commission on February 12, 2010
10.8	Employment Contract between the Company and Daniel Trudeau dated December 1, 2009	Incorporated by reference to the Exhibits attached to the Company's report on Form 10-Q filed with the Securities and Exchange Commission on February 12, 2010
10.9	2010 Stock Compensation Plan	Filed herewith
16.1	Letter re: change in certifying accountant	Incorporated by reference to the Exhibit attached to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2009
21.1	Subsidiaries of the registrant	Incorporated by reference to the Exhibits attached to the Company's report on Form 10-K filed with the Securities and Exchange Commission on October 13, 2010
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTICUS INTERNATIONAL CORP.

Date:	September 28, 2010	By:	/s/ Daniel Trudeau
		Name:	Daniel Trudeau
		Title:	President, Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	September 28, 2010	By:	/s/ Daniel Trudeau
		Name:	Daniel Trudeau
		Title:	President, Chief Executive Officer (Principal Executive Officer)

Date:	September 28, 2010	By:	/s/ Michel Plante
		Name:	Michel Plante
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, Member of the Board of Directors

Date:	September 28, 2010	By:	/s/ Henri Baudet
		Name:	Henri Baudet
		Title:	Member of the Board of Directors

Date:	September 28, 2010	By:	/s/ Gerrit Bres
		Name:	Gerrit Bres
		Title:	Member of the Board of Directors

Date:	September 28, 2010	By:	/s/ Xin Zhao
		Name:	Xin Zhao
		Title:	Member of the Board of Directors