Form 10-Q
period 2010-09-30
ANTICUS INTERNATIONAL CORP
filed 2010-11-12
CIK 1192494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

54,478,295 common shares outstanding as of November 8, 2010
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

ANTICUS INTERNATIONAL CORPORATION

PART I

ITEM 1.      FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Page

Unaudited Consolidated Financial Statements	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Notes to Unaudited Consolidated Financial Statements	F-5 to F-14

ANTICUS INTERNATIONAL CORPORATION

 (A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

(UNAUDITED)

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Balance Sheets (EXPRESSED IN U.S. FUNDS)
	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$37,990	$6,413
Receivable from taxing authorities	5,446	16,558
Total current assets	43,436	22,971

Property and equipment-net (note 3)	2,723	3,136
Website, net (note 4)	-	943

Total assets	$46,159	$27,050

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$96,066	$100,514
Accrued interest on convertible debentures	-	3,595
Accrued interest on loans payable – related parties	15,386	7,781
Loans payable-related parties	400,000	300,000
Total current liabilities	511,452	411,890

Total liabilities	511,452	411,890

Stockholders' equity:
Authorized common stock:
75,000,000 shares with a par value of $0.001
Issued and outstanding:
54,478,295 shares at September 30, 2010 and at June 30, 2010	54,480	54,480
Additional paid-in capital	2,795,280	2,795,280
Deficit accumulated during development stage	(3,315,053)	(3,234,600)
Total stockholders' equity	(465,293)	(384,840)
Total liabilities and stockholders' equity	$46,159	$27,050

The accompanying notes are an integral part of these financial statements

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Statements of Operations (EXPRESSED IN U.S. FUNDS)
	Three months ended September 30,		Cumulative amounts from Date of Incorporation (May 1, 2002) through September 30,
	2010	2009	2010
	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-

Operating expenses:
Research and development	13,328	34,853	407,137
Compensation on option grants	-	-	251,868
General and administrative expenses	56,170	70,689	2,043,697
Gain on settlement of indebtedness	-	-	(21,794)
Foreign exchange	2,479	2,156	21,152
	(71,977)	(107,698)	(2,702,060)
Other income (expenses)
Impairment	-	-	(402,413)
Interest income	-	792	3,238
Interest and penalties expense	(8,476)	(27,427)	(76,128)
Loss from continuing operations	(80,453)	(134,333)	(2,226,757)
Discontinued operations	-	-	(137,690)
Net loss	$(80,453)	$(134,333)	$(3,315,053)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	54,478,295	44,084,521

The accompanying notes are an integral part of these financial statements

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Statements of Cash Flows (EXPRESSED IN U.S. FUNDS)
	Three month Period Ended September 30,		Cumulative Amounts from Date of Inception (May 1, 2002) Through September 30,
	2010	2009	2010
Cash flows from operating activities
Net loss for the period	$(80,453)	$(134,333)	$(3,315,053)
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for services	-	-	381,848
Shares issued for abandoned license	-	-	76,000
Contributed rent and services	-	-	13,600
Gain on settlement of indebtedness	-	-	(21,794)
Compensation recognized on option grants	-	-	278,578
Amortized deferred loan fees	-	-	10,366
Depreciation and amortization	1,396	7,896	378,693
Impairment	-	-	402,413
Changes in operating assets and liabilities
Increase in accrued interest	3,970	(3,901)	15,292
Decrease (increase) in receivables	11,112	17,936	(7,055)
Decrease in prepaid expenses and other assets		3,532	20,552
Increase (decrease) in accounts payable and accrued expenses	(4,448)	34,569	123,678
Net cash used in operating activities	(68,423)	(74,301)	(1,642,882)

Cash flows from investing activities
Property and equipment	-	(874)	(51,950)
Net cash used by investing activities	-	(874)	(51,950)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	699,682
Payments in connection with private offering	-	-	(35,984)
Proceeds on sale and subscriptions of common stock	-	94,000	470,000
Proceeds from issuance of debt	100,000	-	600,000
Net cash provided by financing activities	100,000	94,000	1,733,698

Effect of exchange rates on cash	-	-	(876)

Net change in cash	31,577	18,825	37,990
Cash, beginning of period	6,413	33,180	-
Cash, end of period	$37,990	$52,005	$37,990

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the period for:
Interest	$3,573	$-	$32,000
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $3,315,053, for the period from inception, (May 1, 2002) to September 30, 2010, and has no sales.  The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company is actively seeking additional funding through the issuance of convertible debentures, private placements and loans.  It is the Company’s intention to bring a pilot plant into operation as soon as possible. This will allow the Company to manufacture its own products and start generating revenues. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

d)	Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The consolidated interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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
SEPTEMBER 30, 2010
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

	Carrying value	Quoted Prices in Active Markets for identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	Sept 30, 2010
Financial assets

Cash and cash equivalents	$37,990	$37,990	$-	$-
Receivable from taxing authority	$5,446	$-	$5,446	$-

Financial liabilities

Accounts payable and accrued expenses	$96,066	$-	$96,066	$-
Accrued interest on loans payable – related parties	$15,386	$-	$15,386	$-
Loans payable – related parties	$400,000	$-	$400,000	$-

	June 30, 2010
Financial assets

Cash and cash equivalents	$6,413	$6,413	$-	$-
Receivable from taxing authorities	$16,558	$-	$16,558	$-

Financial liabilities

Accounts payable and accrued expenses	$100,514	$-	$100,514	$-
Accrued interest on loans payable – related parties	$7,781	$-	$7,781	$-
Accrued interest on convertible debt	3,595		3,595
Loans payable – related parties	$300,000	$-	$300,000	$-

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
 (EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

3	Property and equipment

The cost of laboratory equipment amounted to $4,542 and is being depreciated over three years. Depreciation expense as of September 30, 2010 and for the year ended June 30, 2010 was $454 and $1,652, respectively.

	September 30, 2010	June 30, 2010

Property and equipment	$4,542	$6,187

Accumulated depreciation	$(1,819)	$(3,051)

Net book value	$2,723	$3,136

4	Website development

The cost of the website amounted to $18,103 and has been fully amortized during the quarter ended September 30, 2010.

	September 30, 2010	June 30, 2010
Website development	$18,103	$18,103

Accumulated depreciation	$(18,103)	$(17,160)

Net book value	$-	$943

5	Loans Payable - Related Party

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
Interest rate:                      8% annually, payable at the due date

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
 (EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

5	Loans Payable - Related Party (continued)

On July 22, 2010, a loan of $50,000 was obtained from Polygroupe SA, a shareholder of the Company. The terms of this loan agreement dated July 22, 2010, are as follows:

Due date:                      July 22, 2011
Interest rate:                      8% annually, payable at the due date

On September 29, 2010, a loan of $50,000 was obtained from Polygroupe SA, a shareholder of the Company. The terms of this loan agreement dated July 22, 2010, are as follows:

Due date:                      September 29, 2011
Interest rate:                      8% annually, payable at the due date

6	Capital stock

a)	Stock split

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

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
 (EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

6	Capital stock (continued)

•	On February 10, 2010, a Convertible debenture for an amount of $100,000 was converted to 1,250,000 shares of the common stock of the Company.
•	On April 13, 2010, a Convertible debenture for an amount of $100,000 was converted to 1,250,000 shares of the common stock of the Company.

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

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
 (EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

6	Capital stock (continued)

c)	Stock options (continued)

•
On August 30, 2006, the Company agreed to pay Mr. Trudeau compensation of 500,000 options expiring June 30, 2008, under the 2005 Plan, exercisable at $0.24, said options to be vested according to the following schedule:  125,000 - December 15, 2006; 125,000 - March 15, 2007; 125,000 - June 15, 2007; 125,000 - September 15, 2007.  All 500,000 options expired unexercised.On October 3, 2006, the board approved compensation to PH Vincent consisting of 50,000 options expiring December 31, 2007 at a price of $0.18 per share, under the 2005 Plan.  All 50,000 options expired unexercised.

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

	Number of shares	Weighted average exercise price
Outstanding June 30, 2005	-	-
Granted	400,000	0.12
Exercised	-	-
Cancelled / Expired	(100,000)	(0.17)
Outstanding June 30, 2006	300,000	$0.12
Granted	425,000	0.24
Exercised	-	-
Cancelled / Expired	-	-
Outstanding June 30, 2007	725,000	$0.19
Granted	3,800,000	0.08
Exercised	-	-
Cancelled / Expired	(725,000)	(0.19)
Outstanding June 30, 2008	3,800,000	$0.09
Granted	-	-
Exercised	-	-
Cancelled / Expired	(500,000)	(0.07)
Outstanding June 30, 2009	3,300,000	$0.09
Granted	500,000	0.07
Exercised	-	-
Cancelled / Expired	-	-
Outstanding June 30, 2010	3,800,000	$0.087
Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Outstanding September 30, 2010	3,800,000	$0.087

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
 (EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

6	Capital stock (continued)

c)	Stock options (continued)

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

Expected volatility	181% ~ 443.71%
Expected life	1 to 3.5 years
Risk-free interest rate	0.53 ~ 4.25%
Dividend yield	-

d)	Warrants

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

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
 (EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

6	Capital stock (continued)

d)	Warrants (continued)

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining in contractual life (years)
Balance, June 30, 2005	-	-	-
Issued	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance, June 30, 2006	-	-	-
Issued	5,714,286	-	-
Expired	-	-	-
Exercised	-	-	-
Balance, June 30, 2007	5,714,286	-	0.91
Issued	571,427	-	-
Expired	5,714,286	-	-
Exercised	-	-	-
Balance, June 30, 2008	571,429	$0.12	0.125
Issued	6,666,668	$0.12	0.012
Expired	571,429	$0.12	-
Exercised	-	-	-
Balance, June 30, 2009	6,666,668	$0.12	0.012
Issued	-	$0.12	-
Expired	6,666,668	$0.12	-
Exercised	-	-	-
Balance, June 30, 2010	-	-	-
Issued	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance, September 30, 2010	-	-	-

7	Related Party

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
SEPTEMBER 30, 2010
 (EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

7	Related Party (continued)

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

On December 9, 2009, a loan of $100,000 was obtained from a shareholder of the Company (note 5).

On March 25, 2010, a loan of $100,000 was obtained from a shareholder of the Company (note 5).

On May 6, 2010, a loan of $100,000 was obtained from a shareholder of the Company (note 5).

On July 22, 2010, a loan of $50,000 was obtained from a shareholder of the Company (note 5).

On September 29, 2010, a loan of $50,000 was obtained from a shareholder of the Company (note 5).

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

Background

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

We hold an exclusive license to the microbiological process known as “ProlactisTM”. The process provides for the bioconversion of lactose and other simple sugars into high protein biomass, literally transforming waste and by-products into water and yeast to be used in animal nutrition.  The ProlactisTM process bioreactor is patent-protected in Poland (WYN: (11) 198449) and has entered national phase examination in the US (US 20050037452, 23/09/2004 10/488110). In Canada, patent number 2,458,671 was granted on June 1, 2010. The additional know-how and improvements to the process are left out of the patent since they are considered trade secrets. Patenting fees are covered by the Company through its licensing agreement with Redal Inc., while patents remain with the inventors

The ProlactisTM process provides, through the use of a novel type of bioreactor, for the microbial bioconversion of lactose and other fermentable carbohydrates (sugars), into a high quality protein biomass, literally transforming certain food production waste and by-products into both water and commercially desirable yeast called Kluyveromyces marxianus. The ProlactisTM process was developed by Jacques Goulet, Ph.D., Agr, President of Costal Inc. and professor at Laval University in Quebec City, Quebec, Canada, by Michel Deblois, President of Michel Deblois Technologies Inc. and engineer, and by Lucien Pomerleau, M.Sc., Agr., and President of Redal, Inc.  The yeast strain generated by this process as part of the Company’s license, is Kluyveromyces marxianus, and the remaining water effluent is suitable for simple disposal into municipal wastewater systems.

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

On August 8, 2008, Green Yeast Canada Inc. (Levure Verte Canada Inc. in French) was incorporated under the Canada Business Corporations Act, with a registered office in Quebec, and is a wholly owned subsidiary of Anticus.  The purpose of Green Yeast Canada Inc. is to undertake research & development activities and operations in Canada.  We commenced these activities effective January 1, 2010.  We intend to change the name of our Company to Green Yeast Corporation at some time in the future. Our website, www.greenyeast.com, refers to Anticus International Corporation’s operations as undertaken by Green Yeast Canada Inc., in addition to information on the Company. Information provided on our website, however, is not part of this report and is not incorporated herein.

Principal Products and Services and their Markets

The ProlactisTM  Process for Yeast Production.

ProlactisTM
The very essence of this process relies on the ability of yeasts to capture and assimilate certain components present in liquid agrifood production effluents. The main chemical elements required are carbon and nitrogen in forms which yeast can metabolize inside a unique design reactor tower in order to propagate in a continuous mode. Several types of such industrial effluents contain either nitrogen or carbon or both. Those by-products have little or no value and may even represent a serious and costly disposal problem. However, yeast manufactured using these raw materials can be marketed ‘as is’ or used as base for subsequent extraction of strategic compounds. For the latter scenario, value depends on the level of technology involved and can lead to end uses as diverse as animal health/nutrition and human pharmaceuticals.

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

The final product from our process can be either:

a)	Yeast Biomass – inactive Kluyveromyces marxianus in a variety of finished forms.

b)
Yeast Fractions - autolysates and extracts, consisting of the intracellular contents of the yeast isolated following the autolysis of the cells, with (or without) the cell-wall components. Traditionally, these fractions are considered as valuable natural flavors, due to the levels of ribonucleic acid (RNA) which is a natural source of 5’GMP. Yeast extracts with natural nucleotides are well known to enhance taste in foods and also to increase feed intake in animals. Several recent studies have focused on the relationship between nucleotides and immune functions; the modulatory effects of yeast nucleotides on immunity have become increasingly attractive as a novel zootechnical strategy. In parallel, cell walls products can be used as adsorbents for alleviating the deleterious effects of mycotoxins in feed rations.

c)	Probiotics – viable yeast in either fresh or dehydrated form.

The Markets for Yeast Products in General:

Potential markets are in the following areas:
•	Animal feed market
•	Pet food market
•	Food (flavor enhancement) and ingredients market
•	Probiotics market

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

Market growth for nutritional feed additives is mainly driven by the following trends:

a)
Demographics.  A growing population along with increasingly disposable income leads to significant growth in the demand for meat products, especially strong in the developing regions of South America and Asia. In these regions, a rising demand for meat goes along with a huge potential for improving feed efficiency in production. On the other hand, Japan, Europe and the USA have already generally reached a level of saturation. Here the market is shifting to more convenient and processed products. In general the market for meat products is driven by a higher demand for food quality.

b)
Trend towards swine and poultry meats.  A continuing trend leading to an increasing demand for pig and poultry products is expected to have a positive impact on the additives market growth, as these animal categories account for the major segments requiring the use of feed additives.

c)
Ban of antibiotic-type growth promoters (AGP’s).  The EU has enacted a ban on the use of antibiotics as growth promoters in animal feed and the last remaining four such antibiotics have been phased out in January 2006. Consequently feed producers have since been looking look for suitable alternatives. Currently, manufacturers of probiotics, prebiotics, organic acids and enzymes seek to offer acceptable alternative solutions. Therefore the ban on antibiotics in Western Europe, along with the fact that more Eastern European countries are accessing the EEU can be seen as key market drivers for the aforementioned additive segments. Major concerns about the negative effects of antibiotics in animal feed also have stimulated the market for alternatives in the USA.

d)
Consumer preferences and concerns.  Especially in developed regions, consumer preferences play an important role in the structure of the food animal industry. Therefore changes in the demand structure on the part of consumers constantly compel the industry to adapt. In recent years, consumers have pushed for a better level of quality and of safety in foods. Open discussions on the safety of some ingredients have contributed to opening the market for natural additives.

Besides the factors mentioned above, there are certain market constraints that are challenging the market for feed additives, for instance the increase in raw material costs

The reality is that the global animal health market is very complex, operating under increasingly stringent regulations similar to those for human health, in an increasingly risky environment for new product development, the difference between future success and failure usually lies in successfully identifying the next growth segment, developing the right product candidates and being the first to reach market. Despite all these risks, the industry continues to grow.

All in all, the above mentioned drivers and restraints will lead to a volume increase in nutritional feed additives, which might even outperform the market growth of compound complete feeds. However, market growth in terms of revenue will be on a much lower rate at about 0.6% annually. Following such market development, the feed additives segment alone is expected to account for nearly $8.1 billion in 2010 according to Research and Markets.com  Feed additive - A Global market analysis dated March 2006.

Pet Food Market:

In 2003, American pet owners were spending nearly $30 billion on various supplies for their small companions. Changing demographics, new lifestyle trends, and a shift in American attitudes toward pets have led to a significant increase in consumer expenditures in the past seven years. The maturing pet industry has been transformed into a dynamic, highly competitive environment.

The US Pet Food Industry was estimated to be $17 billion in 2008. It is highly concentrated with seven companies accounting for 86% of the total market according to the same market analysis. The Prolactis yeast is currently being evaluated as a flavor-enhancing natural ingredient in canine rations.

Food and Ingredient Market

Incorporating yeast extracts into foods provides several advantages such as:

a)
Flavor enhancement. The background flavor of yeast extracts complements savory flavors. For example, Baker's yeast extracts have been commonly added at levels of 0.1% to 0.5% (as consumed) to increase the brothy, meaty character of chicken or poultry in soups. Many cheese flavored products use brewer's yeast products to increase flavor impact and to provide a sharper, more aged flavor.

b)	Sodium reduction. Yeast extracts can deliver increased salt perception. In particular, products containing significant levels of 5'-nucleotides can improve the flavor of low-salt products.
c)
MSG alternative. The presence of 5'-nucleotides in some yeast extracts combined with the natural glutamic acid content found in many foods can eliminate the need for added semi-synthetic MSG in formulations. This synergy allows for a decrease in the level of glutamic acid through the presence of 5'-nucleotides at low levels, resulting in a more intense flavor profile.

d)
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

e)	Cost reduction. Levels of more expensive natural ingredients, such as natural flavors, cheeses and meat extracts can be reduced or replaced via the use of yeast extracts.

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

Status Update on Products

Through the end of the current quarter ended September 30, 2010, additional work had been undertaken with regards to completing the engineering design on the pilot plant. Additionally, efforts were made in researching new markets for the yeast products, as well as researching potential higher value derivative products based on the yeast, including research on the viability of utilizing our product in swine health and nutrition.  The Green Yeast GY-01 strain has been stabilized, thoroughly investigated at the bench scale, and propagated in pilot fermenters of various sizes. Approximately 20 kg were obtained, instead of the anticipated 50 kg due to unexpected difficulties with the drying stages. Overall, key process variables and product quality parameters have been identified for future scale-up.

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

As of the end of December 2009, we received a final report and the project is slightly over budget but has been proceeding on schedule. As of March 12, 2010 we initiated, as a continuation of the original research, a new SR&ED project with Biofermec.  The main goal of this project is to produce 3 ~ 4 kilos per day of these types of Km yeast under different propagation modes:

a)	BATCH propagation mode in order to optimize the product that was defined in previous experiments (in Part 1).
b)	CONTINUOUS propagation mode, according to the parameters that are recommended for the ProLactis® bioreactor.
c)	CONTINUOUS propagation mode, according to the parameters that are recommended for the ProLactis® bioreactor, and further autolyzed at various degrees before drying.

As of the end of December 2009, we had initiated the application package for registering the yeast strain, which has been completed using new and supplementary analyses and was forwarded to the Canadian Food Inspection Agency (CFIA) in the 3rd week of January 2010. This will lead to the introduction of the products on the Canadian animal nutrition market, both for field trials and for commercial use. The registration process is entering its final phase as of October 2010.

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

Liquidity and Capital Resources

As of September 30, 2010, the Company has $37,990 of cash on hand and a $5,446 receivable from taxation authorities, and anticipates requiring approximately $400,000 through the end of its current fiscal year to maintain current operations, and an estimated $1,400,000 to complete the development of the pre-industrial scale plant.The Company is looking into ways to reduce this cost by trying to acquire used equipment suitable for our needs and potentially leasing new or used equipment if available.

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

The Company issued a total of $200,000 of non guaranteed convertible debentures, $100,000 on February 14, 2008 and $100,000 on April 29, 2008. These debentures were converted each into 1,250,000 common stock of the Company on February 10, 2010 and April 13, 2010 respectively.

In addition, on December 9, 2009, March 25, 2010 and May 6, 2010 respectively, the Company entered into an agreement with two of its shareholders to receive loans of $100,000 each for a period of twelve months bearing interest at 8%. The Company also entered into an agreement on July 22, 2010 and September 29, 2010 with a shareholder to receive loans of $50,000 each for a period of twelve months bearing interest at 8%. These funds are to be used for working capital.

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

Results of Operations

Comparison of the three month periods ended September 30, 2010 and 2009

During the three month period ended September 30, 2010, the Company had no revenues and experienced a net loss for the period of $80,453, as compared to no revenues and a net loss of $134,333 for the same period in the preceding year.  The decrease in the amount of the loss was largely attributable to a decrease in general and administrative expenses, from $70,689 in 2009 to $56,170 in 2010, though offset by an increase in research in development expenses from $34,853 in 2009 to $13,328 in 2010. The decrease in the amount spent on general and administration expenses in the current fiscal year is due to an effort by the Company to reduce costs in several different expense categories during a generally challenging economic time, while increasing its research and development efforts focused on bringing the Company’s technology closer to commercialization.

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

Changes in Internal Controls

On November 17, 2009, a director of the Company, Michel Plante, was appointed as Chief Financial Officer.  Mr. Plante has substantial expertise in financial reporting, and one of his mandates is to work with the Company’s Chief Executive Officer, Mr. Trudeau, in remedying previously identified weaknesses in the effectiveness of our internal controls over financial reporting specifically, our CFO is independently responsible for undertaking all accounting functions, with such work being reviewed by our CEO, providing for additional oversight.  Furthermore, progress has been made in developing written policies and procedures for accounting and financial reporting, as well as implementation of controls over period end financial disclosures and reporting, which we believe to be sufficient to have addressed previously identified weaknesses in these areas.  While the Company does not yet have an independent audit committee, it will continue to make efforts in establishing such a committee at such time as our resources permit.  However, with the segregation of accounting duties and other progress made, management believes that as at September 30, 2010, our internal control over financial reporting are sufficient.

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A.    RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three month period ended September 30, 2010.

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

ANTICUS INTERNATIONAL CORPORATION

Date:	November 11, 2010	By:	/s/ Daniel Trudeau
		Name:	Daniel Trudeau
		Title:	President (Principal Executive Officer)

Date:	November 11, 2010	By:	/s/ Michel Plante
		Name:	Michel Plante
		Title:	Chief Financial Officer, Secretary (Principal Financial Officer, Principal Accounting Officer)