Form 10-Q
period 2010-12-31
ANTICUS INTERNATIONAL CORP
filed 2011-02-22
CIK 1192494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

54,478,295 common shares outstanding as of February 18, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

ANTICUS INTERNATIONAL CORPORATION
TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed and Reserved)
Item 5.	Other Information
Item 6.	Exhibits
Signatures

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended December 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Page

Unaudited Consolidated Financial Statements	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Notes to Unaudited Consolidated Financial Statements	F-5 to F-14

ANTICUS INTERNATIONAL CORPORATION

 (A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

(UNAUDITED)

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Balance Sheets (EXPRESSED IN U.S. FUNDS)
	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$4,830	$6,413
Receivable from taxing authorities	5,928	16,558
Total current assets	10,759	22,971

Property and equipment-net (note 3)	2,310	3,136
Website-net (note 4)	-	943

Total assets	$13,068	$27,050

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$121,454	$100,514
Accrued interest on loans related-parties	26,269	7,781
Loans payable-related parties	400,000	300,000
Accrued interest on convertible debentures	-	3,595
Total current liabilities	547,723	411,890

Total liabilities	547,723	411,890

Stockholders' equity (deficit):
Authorized common stock:
75,000,000 shares with a par value of $0.001
Issued and outstanding:
54,478,295 shares at December 31, 2010 and at June 30, 2010	54,480	54,480
Additional paid-in capital	2,795,280	2,795,280
Deficit accumulated during development stage	(3,384,415)	(3,234,600)
Total stockholders' equity (deficit)	(534,655)	(384,840)
Total liabilities and stockholders' equity (deficit)	$13,068	$27,050

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Statements of Operations (EXPRESSED IN U.S. FUNDS)
	Three months ended December 31,		Six months ended December 31,		Cumulative amounts from Date of Incorporation (May 1, 2002) through December 31,
	2010	2009	2010	2009	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Research and development	12,747	20,853	26,075	55,706	419,884
Compensation on option grants	-	-	-	-	251,868
General and administrative expenses	48,217	77,270	104,387	147,919	2,091,914
Gain on settlement of indebtedness	-	-	-	-	(21,794)
Foreign exchange	518	2,512	2,997	4,668	21,670
	(61,482)	(100,595)	(133,459)	(208,293)	(2,763,542)
Other income (expenses)
Impairment	-	-	-	-	(402,413)
Interest income	-	-	-	792	3,238
Interest and penalties expense	(7,880)	(5,520)	(16,356)	(32,947)	(84,008)
Loss from continuing operations	(69,362)	(106,115)	(149,815)	(240,448)	(3,246,725)
Discontinued operations	-	-	-	-	(137,690)
Net loss	$(69,362)	$(106,115)	$(149,815)	$(240,448)	$(3,384,415)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	54,478,295	51,308,005	54,478,295	47,715,999

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Statements of Cash Flows (EXPRESSED IN U.S. FUNDS)
	Six Month Period Ended December 31,		Cumulative Amounts from Date of Incorporation (May 1, 2002) through December 31
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Adjustments to reconcile net loss to net cash
used in operating activities:
Net loss for the period	$(149,815)	$(240,448)	$(3,384,415)
Shares issued for services	-	-	381,848
Shares issued for abandoned license	-	-	76,000
Contributed rent and services	-	-	13,600
Gain on settlement of indebtedness	-	-	(21,794)
Compensation recognized on option grants	-	7,500	278,578
Amortized deferred loan fees	-	-	10,366
Depreciation and amortization	1,809	15,794	379,012
Impairment	-	-	402,413
Changes in operating assets and liabilities
used in operating activities:
Increase in accrued interest	14,853	154	26,269
Decrease (increase) in receivables	10,630	20,173	(7,523)
Decrease in prepaid expenses and other assets	-	7,064	20,552
Increase in accounts payable and accrued expenses	20,926	25,171	149,052
Net cash used in operating activities	(101,583)	(164,592)	(1,676,042)

Cash flows from investing activities
Property and equipment	-	(874)	(51,950)
Net cash used by investing activities	-	(874)	(51,950)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	699,682
Payments in connection with private offering	-	-	(35,984)
Proceeds on sale and subscriptions of common stock	-	94,000	470,000
Proceeds on issuance of debt	100,000	100,000	600,000
Net cash provided by financing activities	100,000	194,000	1,733,698

Effect of exchange rates on cash			(875)

Net change in cash	(1,583)	28,534	4,830
Cash, beginning of period	6,413	33,180	-
Cash, end of period	$4,830	$61,714	$4,830

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$-	$7,934	$16,000
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $3,384,415 for the period from inception, (May 1, 2002) to December 31, 2010, and has no sales.  The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company is actively seeking additional funding through the issuance of convertible debentures, private placements and loans.  It is the Company’s intention to bring a pilot plant into operation as soon as possible. This will allow the Company to manufacture its own products and start generating revenues. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

d)	Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The consolidated interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended December 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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
DECEMBER 31, 2010
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

	Carrying value	Quoted Prices in Active Markets for identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	December 31, 2010
Financial assets

Cash and cash equivalents	$4,830	$4,830	$-	$-
Receivable from taxing authority	$5,928	$-	$5,928	$-

Financial liabilities

Accounts payable and accrued expenses	$121,454	$-	$121,454	$-
Accrued interest on loans payable – related parties	$26,269	$-	$26,269	$-
Loans payable – related parties	$400,000	$-	$400,000	$-

	June 30, 2010
Financial assets

Cash and cash equivalents	$6,413	$6,413	$-	$-
Receivable from taxing authorities	$16,558	$-	$16,558	$-

Financial liabilities

Accounts payable and accrued expenses	$100,514	$-	$100,514	$-
Accrued interest on loans payable – related parties	$7,781	$-	$7,781	$-
Accrued interest on convertible debt	3,595		3,595
Loans payable – related parties	$300,000	$-	$300,000	$-

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
 (EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

3	Property and equipment

        The cost of laboratory equipment amounted to $4,542 and is being depreciated over three years. Depreciation expense for the three months ended December 31, 2010 was $465 (2009: $465) and for the six months ended December 31, 2010 was $866 (2009: $875), respectively.

	December 31, 2010	June 30, 2010
Property and equipment	$4,542	$6,187

Accumulated depreciation	$(1,232)	$(3,051)

Net book value	$2,310	$3,136

4	Website development

The cost of the website amounted to $18,103 and has been fully amortized during the quarter ended December 31, 2010. Amortization expense for the three months ended December 31, 2010 was $943 (2009: $1,509) and for the six months ended December 31, 2010, $943 (2009: $3,017), respectively.

	December 31, 2010	June 30, 2010
Website development	$18,103	$18,103

Accumulated depreciation	$(18,103)	$(17,160)

Net book value	$-	$943

5	Loans Payable - Related Party

On December 9, 2009, a loan of $100,000 was obtained from Primitive African Art Ltd, a shareholder of the Company. The terms of this loan are as per an agreement dated December 9, 2009, as follows:

Due date:                           December 9, 2010
Interest rate:                      8% annually, payable at the due date

Currently the loan is in default and was due on December 9, 2010; however the creditor has not called for payment and is in final discussion as to the terms for conversion of this loan into common stock of the Company.  It is the intention of the Company to convert this loan into common stock. The Company expects to finalize the terms of conversion during the coming quarter.

On March 25, 2010, a loan of $100,000 was obtained from Polygroupe SA, a shareholder of the Company. The terms of this loan are as per an agreement dated March 25, 2010, as follows:

Due date:                           March 25, 2011
Interest rate:                      8% annually, payable at the due date

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
 (EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

5	Loans Payable - Related Party (continued)

On May 6, 2010, a loan of $100,000 was obtained from Polygroupe SA, a shareholder of the Company. The terms of this loan are as per an agreement dated May 6, 2010, are as follows:

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

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
 (EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

6	Capital stock (continued)

•	On August 14, 2009, the Company sold an additional 1,666,667 units of this offering for cash consideration of $100,000, with a 6% commission amounting to $6,000 paid.
•	On February 10, 2010, a Convertible debenture for an amount of $100,000 was converted to 1,250,000 shares of the common stock of the Company.
•	On April 13, 2010, a Convertible debenture for an amount of $100,000 was converted to 1,250,000 shares of the common stock of the Company.

All warrants related to this private placement have expired.

c)	Stock options

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
DECEMBER 31, 2010
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

	Number of shares	Weighted average exercise price
Outstanding June 30, 2005	-	-
Granted	400,000	0.12
Exercised	-	-
Cancelled / Expired	(100,000)	(0.17)
Outstanding June 30, 2006	300,000	$0.12
Granted	425,000	0.24
Exercised	-	-
Cancelled / Expired	-	-
Outstanding June 30, 2007	725,000	$0.19
Granted	3,800,000	0.08
Exercised	-	-
Cancelled / Expired	(725,000)	(0.19)
Outstanding June 30, 2008	3,800,000	$0.09
Granted	-	-
Exercised	-	-
Cancelled / Expired	(500,000)	(0.07)
Outstanding June 30, 2009	3,300,000	$0.09
Granted	500,000	0.07
Exercised	-	-
Cancelled / Expired	-	-
Outstanding June 30, 2010	3,800,000	$0.087
Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Outstanding December 31, 2010	3,800,000	$0.087

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
 (EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

6	Capital stock (continued)

d)	Warrants (continued)

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining in contractual life (years)
Balance, June 30, 2005	-	-	-
Issued	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance, June 30, 2006	-	-	-
Issued	5,714,286	-	-
Expired	-	-	-
Exercised	-	-	-
Balance, June 30, 2007	5,714,286	-	0.91
Issued	571,427	-	-
Expired	5,714,286	-	-
Exercised	-	-	-
Balance, June 30, 2008	571,429	$0.12	0.125
Issued	6,666,668	$0.12	0.012
Expired	571,429	$0.12	-
Exercised	-	-	-
Balance, June 30, 2009	6,666,668	$0.12	0.012
Issued	-	$0.12	-
Expired	6,666,668	$0.12	-
Exercised	-	-	-
Balance, June 30, 2010	-	-	-
Issued	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance, December 31, 2010	-	-	-

7	Related Party

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
DECEMBER 31, 2010
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

Status Update on Products

Through the end of the current quarter ended December 31, 2010, minimal work had been undertaken with regards to completing the engineering design on the pilot plant. The Green Yeast GY-01 strain has been stabilized, thoroughly investigated at the bench scale, and propagated in pilot fermenters of various sizes. Overall, key process variables and product quality parameters have been identified for future scale-up.

The Company is presently in discussion with the Sherbrooke University to perform research on their bio-reactor.  Building different bio-reactor sizes and shapes, we will characterize the process to obtain a mathematical model that would lead us to a optimum bio-reactor in size and shape for our project.  Discussion should be finalized in our third quarter ending March 31, 2011.

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

As of the end of December 2009, we had initiated the application package for registering the yeast strain, which has been completed using new and supplementary analyses and was forwarded to the Canadian Food Inspection Agency (CFIA) in the 3rd week of January 2010. This will lead to the introduction of the products on the Canadian animal nutrition market, both for field trials and for commercial use. The registration process was entering its final phase as of October 2010. In February 2011, the CFIA advised us that because of the back log with laboratory files, they would  be evaluating our application in the coming few days, and based the outcome of the safety assessment, there would be a possibility of being granted a temporary registration until the laboratory results are complete.

Once the Company is able to obtain the required financing for the pilot plant, the Company expects to be able to rapidly undertake the construction of the pilot plant, and, upon successful testing and operations, expects to be in a position to generate initial revenues from the pilot operation.  The Company has not yet been successful in raising the required financing for the pilot plant.

Additionally, the Company is continuing to seek out new markets for its products, as well as to secure stable sources of low cost raw materials. Efforts towards raising the capital required to fund current operations and business development plans are ongoing.

Liquidity and Capital Resources

As of December 31, 2010, the Company has $4,830 cash on hand and a $5,928 receivable from taxation authorities, and anticipates requiring approximately $300,000 through the end of its current fiscal year to maintain current operations, and an estimated $1,400,000 to complete the development of the pre-industrial scale plant.The Company is looking into ways to reduce this cost by trying to acquire used equipment suitable for our needs and potentially leasing new or used equipment if available.

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

The Company issued a total of $200,000 of non-guaranteed convertible debentures, $100,000 on February 14, 2008 and $100,000 on April 29, 2008. These debentures were converted each into 1,250,000 common stock of the Company on February 10, 2010 and April 13, 2010 respectively.

In addition, on December 9, 2009, March 25, 2010 and May 6, 2010 respectively, the Company entered into an agreement with two of its shareholders to receive loans of $100,000 each for a period of twelve months bearing interest at 8%. The Company also entered into an agreement on July 22, 2010 and September 29, 2010 with a shareholder to receive loans of $50,000 each for a period of twelve months bearing interest at 8%. These funds have been used for working capital. The loan from December 9, 2009 is currently due and payable.  It is the intention of the Company to convert this loan dated December 9, 2009 into capital stock. Preliminary discussions to that effect have already taken place and should be concluded in the next quarter ending March 31, 2011.

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

Results of Operations

Comparison of the three month and six month periods ended December 31, 2010 and 2009

During the three month period ended December 31, 2010, the Company had no revenues and experienced a net loss for the period of $69,362, as compared to no revenues and a net loss of $106,115 for the same period in the preceding year.  The decrease in the amount of the loss was largely attributable to a decrease in general and administrative expenses from $77,270 in 2009 to $48,217 in 2010 and a decrease in research and development expenses, from $20,853 in 2009 to $12,747 in 2010.

The decrease in the amount spent on general and administration expenses and in research and development in the current fiscal year is due to an effort by the Company to reduce costs in several different expense categories during a generally challenging economic time.

During the six month period ended December 31, 2010, the Company had no revenues and experienced a net loss for the period of $149,815 as compared to no revenues and a net loss of $240,448 for the same period in the preceding year. The decrease in the amount of the loss was largely attributable to a decrease in general and administrative expenses from $147,919 in 2009 to $104,387 in 2010, and a decrease in research and development expenses and interest / penalties expense, from $55,706 and $32,947 in 2009 to $26,075 and $16,356 in 2010, respectively.  These differences in the six month period were attributable to the same reasons noted for the three month comparison period with the additional interest being in line with additional interest bearing debt incurred towards the end of the previous period as opposed to have been outstanding for the whole current period.

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

Changes in Internal Controls

On November 17, 2009, a director of the Company, Michel Plante, was appointed as Chief Financial Officer.  Mr. Plante has substantial expertise in financial reporting, and one of his mandates is to work with the Company’s Chief Executive Officer, Mr. Trudeau, in remedying previously identified weaknesses in the effectiveness of our internal controls over financial reporting specifically, our CFO is independently responsible for undertaking all accounting functions, with such work being reviewed by our CEO, providing for additional oversight.  Furthermore, progress has been made in developing written policies and procedures for accounting and financial reporting, as well as implementation of controls over period end financial disclosures and reporting, which we believe to be sufficient to have addressed previously identified weaknesses in these areas.  While the Company does not yet have an independent audit committee, it will continue to make efforts in establishing such a committee at such time as our resources permit.  However, with the segregation of accounting duties and other progress made, management believes that as at December 31, 2010, our internal control over financial reporting are sufficient.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three month period ended December 31, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On December 9, 2009, a loan of $100,000 was obtained from Primitive African Art Ltd, a shareholder of the Company. The terms of this loan are as per an agreement dated December 9, 2009, as follows:

Due date:                      December 9, 2010
Interest rate:                      8% annually, payable at the due date

Currently the loan is in default and was due on December 9, 2010; however the creditor has not called for payment and is in final discussion as to the terms for conversion of this loan into common stock of the Company.  It is the intention of the Company to convert this loan into common stock. The Company expects to finalize the terms of conversion during the coming quarter.

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

ANTICUS INTERNATIONAL CORPORATION

Date:	February 22, 2010	By:	/s/ Daniel Trudeau
		Name:	Daniel Trudeau
		Title:	President (Principal Executive Officer)

Date:	February 22, 2010	By:	/s/ Michel Plante
		Name:	Michel Plante
		Title:	Chief Financial Officer, Secretary (Principal Financial Officer, Principal Accounting Officer)