Form 10-Q
period 2011-03-31
ANTICUS INTERNATIONAL CORP
filed 2011-05-23
CIK 1192494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(514) 570-3490
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

54,478,295 common shares outstanding as of May 13, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

ANTICUS INTERNATIONAL CORPORATION

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Page

Unaudited Consolidated Financial Statements	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Notes to Unaudited Consolidated Financial Statements	F-5 to F-14

ANTICUS INTERNATIONAL CORPORATION

 (A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

(UNAUDITED)

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Balance Sheets (EXPRESSED IN U.S. FUNDS)
	March 31, 2011	June 30, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$-	$6,413
Receivable from taxing authorities	7,420	16,558
Total current assets	7,420	22,971

Property and equipment-net (note 3)	1,898	3,136
Website-net (note 4)	-	943

Total assets	$9,318	$27,050

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$176,610	$100,514
Accrued interest on loans related-parties	22,784	7,781
Loans payable-related parties	410,000	300,000
Bank overdraft	37	-
Accrued interest on convertible debentures	-	3,595

Total current liabilities	609,431	411,890

Total liabilities	609,431	411,890

Stockholders' equity:
Authorized common stock:
75,000,000 shares with a par value of $0.001
Issued and outstanding:
54,478,295 shares at March 31, 2011 and at June 30, 2010	54,480	54,480
Additional paid-in capital	2,795,280	2,795,280
Deficit accumulated during development stage	(3,449,873)	(3,234,600)
Total stockholders' deficit	(600,114)	(384,840)
Total liabilities and stockholders' deficit	$9,318	$27,050

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Statements of Operations (EXPRESSED IN U.S. FUNDS)
	Three months ended March 31,		Nine months ended March 31,		Cumulative amounts from Date of Incorporation (May 1, 2002) through March 31,
	2011	2010	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Research and development	412	32,553	26,487	88,259	420,296
Compensation on option grants	-	-	-	-	251,868
General and administrative expenses	54,074	74,730	158,461	222,649	2,145,988
Gain on settlement of indebtedness	-	-	-	-	(21,794)
Foreign exchange	2,652	4,702	5,649	9,370	24,322
	(57,138)	(111,985)	(190,597)	(320,278)	(2,820,580)
Other income (expenses)
Impairment	-	-	-	-	(402,413)
Interest income	-	-	-	792	3,238
Interest and penalties expense	(8,320)	(4,667)	(24,676)	(37,614)	(92,328)
Loss from continuing operations	(65,458)	(116,652)	(215,273)	(357,100)	(3,312,083)
Discontinued operations	-	-	-	-	(137,690)
Net loss	$(65,458)	$(116,652)	$(215,273)	$(357,100)	$(3,449,873)

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding - basic	54,478,295	52,658,851	54,478,295	49,349,037

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) Consolidated Statements of Cash Flows (EXPRESSED IN U.S. FUNDS)
	Nine Month Period Ended March 31,		Cumulative Amounts from Date of Incorporation (May 1, 2002) through March 31,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Adjustments to reconcile net loss to net cash
used in operating activities:
Net loss for the period	$(215,273)	$(357,100)	$(3,449,873)
Shares issued for services	-	-	381,848
Shares issued for abandoned license	-	-	76,000
Contributed rent and services	-	-	13,600
Gain on settlement of indebtedness	-	-	(21,794)
Compensation recognized on option grants	-	7,500	278,578
Amortized deferred loan fees	-	4,132	10,366
Depreciation and amortization	2,221	19,157	379,464
Impairment	-	-	402,413
Changes in operating assets and liabilities
used in operating activities:
Increase in accrued interest	11,368	(4,953)	22,744
Decrease (increase) in receivables	9,138	17,947	(9,029)
Decrease in prepaid expenses and other assets	-	7,064	20,552
Increase in accounts payable and accrued expenses	76,096	14,804	204,222
Net cash used in operating activities	(116,450)	(291,449)	(1,690,042)

Cash flows from investing activities
Property and equipment	-	(874)	(51,950)
Net cash used by investing activities	-	(874)	(51,950)

Cash flows from financing activities
Bank overdraft	37	-	37
Proceeds from issuance of common stock	-	-	699,682
Payments in connection with private offering	-	-	(35,984)
Proceeds on sale and subscriptions of common stock	-	94,000	470,000
Proceeds on issuance of debt	110,000	200,000	610,000
Net cash provided by financing activities	110,037	294,000	1,743,698

Effect of exchange rates on cash			(876)

Net change in cash	(6,413)	1,677	-
Cash, beginning of period	6,413	33,180	-
Cash, end of period	$-	$34,857	$-

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

Cash paid for interest	$-	$7,934	$16,000
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $3,449,873 for the period from inception, (May 1, 2002) to March 31, 2011, and has no sales.  The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company is actively seeking additional funding through the issuance of convertible debentures, private placements and loans.  It is the Company’s intention to bring a pilot plant into operation as soon as possible. This will allow the Company to manufacture its own products and start generating revenues. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

d)	Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The consolidated interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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
MARCH 31, 2011
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

	Carrying value	Quoted Prices in Active Markets for identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	March 31, 2010
Financial assets

Cash and cash equivalents	$-	$-	$-	$-
Receivable from taxing authority	$7,420	$-	$7,420	$-

Financial liabilities
Bank overdraft	$37	$37
Accounts payable and accrued expenses	$176,610	$-	$176,610	$-
Accrued interest on loans payable – related parties	$22,784	$-	$22,784	$-
Loans payable – related parties	$410,000	$-	$410,000	$-

	June 30, 2010
Financial assets

Cash and cash equivalents	$6,413	$6,413	$-	$-
Receivable from taxing authorities	$16,558	$-	$16,558	$-

Financial liabilities

Accounts payable and accrued expenses	$100,514	$-	$100,514	$-
Accrued interest on loans payable – related parties	$7,781	$-	$7,781	$-
Accrued interest on convertible debt	3,595		3,595
Loans payable – related parties	$300,000	$-	$300,000	$-

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
 (EXPRESSED IN U.S. FUNDS)
(UNAUDITED)
3	Property and equipment

The cost of laboratory equipment amounted to $4,542 and is being depreciated over three years. Depreciation expense as of March 31, 2011 and for the year ended June 30, 2010 was $686 and $1,652, respectively.

	March 31, 2011	June 30, 2010
Property and equipment	$4,542	$6,187
Accumulated depreciation	(2,644)	(3,051)
Net book value	$1,898	$3,136

4	Website development

The cost of the website amounted to $18,103 and was fully amortized during the quarter ended December 31, 2010.

	March 31, 2011	June 30, 2010
Website development	$18,103	$18,103
Accumulated depreciation	(18,103)	(17,160)
Net book value	$-	$943

5	Loans Payable - Related Parties

On December 9, 2009, a loan of $100,000 was obtained from Primitive African Art Ltd, a shareholder of the Company. The terms of this loan are as per an agreement dated December 9, 2009, as follows:

Due date:                      December 9, 2010
Interest rate:                      8% annually, payable at the due date

It is the intention of the Company to convert this loan into common stock. The Company expects to finalize the terms of conversion during the coming quarter. As of March 31, 2011, the loan is in default as it was due on December 9, 2010; however the creditor has not called for payment and is in final discussion as to the terms for conversion of this loan into common stock of the Company.

On March 25, 2010, a loan of $100,000 was obtained from Polygroupe SA, a shareholder of the Company. The terms of this loan are as per an agreement dated March 25, 2010, as follows:

Due date:                      March 25, 2011
Interest rate:                      8% annually, payable at the due date

As of March 31, 2011, the loan is in default as it was due on December 9, 2010; however the creditor has not called for payment and is in final discussion as to the terms for conversion of this loan into common stock of the Company.

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
 (EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

5	Loans Payable - Related Parties (continued)

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
Interest rate:                      8% annually, payable at the due date

On July 22, 2010, a loan of $50,000 was obtained from Polygroupe SA, a shareholder of the Company. The terms of this loan agreement dated July 22, 2010, are as follows:

Due date:                      July 22, 2011
Interest rate:                      8% annually, payable at the due date

On September 29, 2010, a loan of $50,000 was obtained from Polygroupe SA, a shareholder of the Company. The terms of this loan agreement dated September 29, 2010, are as follows:

Due date:                      September 29, 2011
Interest rate:                      8% annually, payable at the due date

On February 10, 2011, a loan of $10,000 was obtained from Polygroupe SA, a shareholder of the Company. The terms of this loan agreement dated February 10, 2011, are as follows:

Due date:                      February 10  2012
Interest rate:                      8% annually, payable at the due date

6	Capital stock

a)	Stock split

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
MARCH 31, 2011
 (EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

6	Capital stock (continued)

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
MARCH 31, 2011
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

•
On February 14, 2008, the Company agreed to grant a supplier four hundred thousand (400,000) stock options expiring February 28, 2011, exercisable at $0.12, under the 2008 Plan. All 400,000 options expired unexercised.

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

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
 (EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

6	Capital stock (continued)

c)	Stock options (continued)

	Number of shares	Weighted average exercise price
Outstanding June 30, 2008	3,800,000	$0.09
Granted	-	-
Exercised	-	-
Cancelled / Expired	(500,000)	(0.07)
Outstanding June 30, 2009	3,300,000	$0.09
Granted	500,000	0.07
Exercised	-	-
Cancelled / Expired	-	-
Outstanding June 30, 2010	3,800,000	$0.087
Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Outstanding December 31, 2010	3,800,000	$0.087
Granted	-	-
Exercised	-	-
Cancelled / Expired	(400,000)	$0.12
Outstanding March 31, 2011	3,400,000	$0.07

The outstanding options can be exercised through January 17, 2013 at a price per share of $0.07. 400,000 options expired on February 28, 2011, 3,400,000 options will expire on January 17, 2013. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module. The following assumptions were made in estimating fair value:

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

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
 (EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

6	Capital stock (continued)

d)	Warrants (continued)

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

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining in contractual life (years)
Balance, June 30, 2005	-	-	-
Issued	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance, June 30, 2006	-	-	-
Issued	5,714,286	-	-
Expired	-	-	-
Exercised	-	-	-
Balance, June 30, 2007	5,714,286	-	0.91
Issued	571,427	-	-
Expired	5,714,286	-	-
Exercised	-	-	-
Balance, June 30, 2008	571,429	$0.12	0.125
Issued	6,666,668	$0.12	0.012
Expired	571,429	$0.12	-
Exercised	-	-	-
Balance, June 30, 2009	6,666,668	$0.12	0.012
Issued	-	$0.12	-
Expired	6,666,668	$0.12	-
Exercised	-	-	-
Balance, June 30, 2010	-	-	-
Issued	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance, December 31, 2010	-	-	-
Issued	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance, March 31, 2011	-	-	-

ANTICUS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
 (EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

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

On February 10, 2011, a loan of $10,000 was obtained from a shareholder of the Company (note 5).

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

We hold an exclusive license to the microbiological process known as “Prolactis”. The process provides for the bioconversion of lactose and other simple sugars into high protein biomass, literally transforming waste and by-products into water and yeast to be used in animal nutrition.  The Prolactis process bioreactor is patent-protected in Poland (WYN: (11) 198449) and has entered national phase examination in the US (US 20050037452, 23/09/2004 10/488110). In Canada, patent number 2,458,671 was granted on June 1, 2010. The additional know-how and improvements to the process are left out of the patent since they are considered trade secrets. Patenting fees are covered by the Company through its licensing agreement with Redal Inc., while patents remain with the inventors.

The Prolactis process provides, through the use of a novel type of bioreactor, for the microbial bioconversion of lactose and other fermentable carbohydrates (sugars), into a high quality protein biomass, literally transforming certain food production waste and by-products into both water and commercially desirable yeast called Kluyveromyces marxianus. The ProlactisTM process was developed by Jacques Goulet, Ph.D., Agr, President of Costal Inc. and professor at Laval University in Quebec City, Quebec, Canada, by Michel Deblois, President of Michel Deblois Technologies Inc. and engineer, and by Lucien Pomerleau, M.Sc., Agr., and President of Redal, Inc.  The yeast strain generated by this process as part of the Company’s license, is Kluyveromyces marxianus, and the remaining water effluent is suitable for simple disposal into municipal wastewater systems.

The Company has completed the proof of concept and the initial testing of the Prolactis process using whey permeates as the raw material.  The next developmental stage is to build and operate a semi-industrial plant (single reactor) for final pre-commercialization testing. This scale-up from the current pilot plant will allow the company to carry out, among other things, the comprehensive optimization of the various production parameters so as to maximize yields and establish the complete quality assurance program for the end product(s). This semi-industrial unit will also function as a technological showcase.

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

The Prolactis  Process for Yeast Production.

Prolactis
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

Prolactis Yeast
Yeast is commonly used in human and animal foods. The Saccharomyces cerevisiae yeast strain is very well known in breadmaking and in the production of alcohol. There are also hundreds of other yeast strains, with a limited number having commercial applications, such as the strain used in the Prolactis process (Kluyveromyces marxianus). Some of those are considered as useful and are used to manufacture yogurt, cheese, vinegar, etc. Basically, they all require carbon and nitrogen to reproduce but sources of these nutrients can be very different. For instance, bread yeast is propagated from cane or beet molasses (containing sucrose) but would not propagate on the type of sugar contained in milk (lactose), whereas our process will allow this. The exact yeast strain fixed in the bioreactor is chosen according to the specific end-product requirements.

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

Status Update on Products

Through the end of the current quarter ended March 31, 2011, minimal work had been undertaken with regards to completing the engineering design on the pilot plant.

The Company has put on hold further development pending obtaining additional financing or putting in place a restructuring plan.

Recent Corporate Developments

The Company continues to pursue its goals of commercializing the Prolactis microbiological process; however a financing of the operations need to be achieved before any further development can be undertaken.

Once the Company is able to obtain the required financing for the pilot plant, the Company expects to be able to rapidly undertake the construction of the pilot plant, and, upon successful testing and operations, expects be in a position to generate initial revenues from the pilot operation.  The Company has not yet been successful in raising the required financing for the pilot plant.

Liquidity and Capital Resources

As of March 31, 2011, the Company had no cash and a $7,420 receivable from taxation authorities, and anticipates requiring approximately $400,000 through the end of its current fiscal year to maintain current operations, and an estimated $1,400,000 to complete the development of the pre-industrial scale plant.

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

The Company issued a total of $200,000 of non guaranteed convertible debentures, $100,000 on February 14, 2008 and $100,000 on April 29, 2008. These debentures were converted each into 1,250,000 common stock of the Company on February 10, 2010 and April 13, 2010, respectively.

In addition, on December 9, 2009, March 25, 2010 and May 6, 2010 respectively, the Company entered into an agreement with two of its shareholders to receive three loans of $100,000 each for a period of twelve months bearing interest at 8%. The Company also entered into an agreement on July 22, 2010, September 29, 2010 and February 10, 2011 with a shareholder to receive loans of $50,000, $50,000 and $10,000, respectively each for a period of twelve months bearing interest at 8%. These funds have been used for working capital. The December 9, 2009 and March 25, 2010 are currently due and payable.  It is the intention of the Company to convert these loans dated December 9, 2009 and March 25, 2010 into capital stock. Preliminary discussions to that effect have already taken place and should be concluded in the next quarter ending June 30, 2011.

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

Results of Operations

Comparison of the three month and nine month periods ended March 31, 2011and 2010

During the three month period ended March 31, 2011, the Company had no revenues and experienced a net loss for the period of $64,458, as compared to no revenues and a net loss of $116,652 for the same period in the preceding year.  The decrease in the amount of the loss was largely attributable to a decrease in general and administrative expenses from $74,730 in 2010 to $54,074 in 2011 and a decrease in research and development expenses, from $32,553 in 2010 to $412 in 2011.

The decrease in the amount spent on general and administration expenses and in research and development in the current fiscal year is mainly due to the fact that only minimal expenses were incurred because of the lack of financing.

During the nine month period ended March 31, 2011, the Company had no revenues and experienced a net loss for the period of $215,273 as compared to no revenues and a net loss of $357,100 for the same period in the preceding year. The decrease in the amount of the loss was largely attributable to a decrease in general and administrative expenses from $222,649 in 2010 to $158,461 in 2011, and a decrease in research and development expenses and interest / penalties expense, from $88,259 and $37,614 in 2010 to $26,487 and $24,676 in 2011, respectively.  These differences in the nine month period were attributable to the same reasons noted for the three month comparison period.

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

Changes in Internal Controls

On November 17, 2009, a director of the Company, Michel Plante, was appointed as Chief Financial Officer.  Mr. Plante has substantial expertise in financial reporting. Our CFO is independently responsible for undertaking all accounting functions and providing for additional oversight.  Furthermore, progress has been made in developing written policies and procedures for accounting and financial reporting, as well as implementation of controls over period end financial disclosures and reporting, which we believe to be sufficient to have addressed previously identified weaknesses in these areas.  While the Company does not yet have an independent audit committee, it will continue to make efforts in establishing such a committee at such time as our resources permit.  However, with the segregation of accounting duties and other progress made, management believes that as at March 31, 2011, our internal control over financial reporting are sufficient.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three month period ended March 31, 2011.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is not in compliance with all debt covenants under the Primative African Art, Ltd Agreement (The Agreement), entered into on December 9, 2009 and March 25, 2010. As per Item 4.1 “Event of Default” in The Agreement, if the Borrower fails to pay, when due (December 9, 2010 and March 25, 2011) and payable, any installment of principal or any interest fees and incidentals or any other amount payable hereunder or any other related documents, the loan agreement will be considered to be in default.

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

ANTICUS INTERNATIONAL CORPORATION
Date:	May 23, 2011	By:	/s/ Michel Plante
		Name:	Michel Plante
		Title:	Chief Financial Officer, Secretary (Principal Executive, Financial and Accounting Officer)